Form 10-Q
period 2021-04-04
Ortho Clinical Diagnostics Holdings plc
filed 2021-05-18
CIK 1828443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39956

Ortho Clinical Diagnostics Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1574150
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Route 202 Raritan, New Jersey	08869
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 908-218-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.00001 par value per ordinary share	OCDX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2021, the registrant had 234,915,016 ordinary shares outstanding ($0.00001 par value per share).

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Net revenue	$506.8	$407.9
Cost of revenue, excluding amortization of intangible assets	248.2	213.2
Gross profit	258.6	194.7
Selling, marketing and administrative expenses	131.5	117.4
Research and development expense	28.9	23.6
Amortization of intangible assets	33.4	33.0
Other operating expense, net	7.4	8.8
Income from operations	57.4	11.9
Interest expense, net	43.4	52.2
Tax indemnification income, net	(0.2)	(2.5)
Other expense, net	50.0	59.3
Loss before provision for income taxes	(35.8)	(97.1)
Provision for income taxes	3.3	4.1
Net loss	$(39.1)	$(101.2)
Basic and diluted net loss per ordinary share	$(0.19)	$(0.69)
Basic and diluted weighted-average ordinary shares outstanding	206.2	146.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In millions)

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Net loss	$(39.1)	$(101.2)
Other comprehensive income (loss), before tax:
Foreign currency derivatives	3.6	4.9
Interest rate derivatives	12.4	(43.9)
Foreign currency translation adjustments	(8.8)	(10.8)
Other comprehensive income (loss), before tax	7.2	(49.8)
Income tax provision related to items of other comprehensive loss	—	—
Other comprehensive income (loss), net of tax	7.2	(49.8)
Comprehensive loss	$(31.9)	$(151.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Balance Sheets

(Unaudited)

(In millions, except share and per share data)

	April 4, 2021	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$153.8	$132.8
Accounts receivable (net of allowance for doubtful accounts of $9.6 and $9.8, respectively)	324.1	318.7
Inventories	291.1	278.7
Other current assets	150.8	127.0
Total current assets	919.8	857.2
Property, plant and equipment, net	805.6	832.0
Goodwill	576.1	580.1
Intangible assets, net	983.4	1,016.7
Deferred income taxes	7.8	8.0
Other assets	99.8	107.5
Total assets	$3,392.5	$3,401.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$130.3	$146.2
Accrued liabilities	260.9	284.7
Deferred revenue	34.3	35.5
Current portion of borrowings	139.4	160.0
Total current liabilities	564.9	626.4
Long-term borrowings	2,240.3	3,558.5
Employee-related obligations	38.9	39.3
Other liabilities	103.8	120.8
Deferred income taxes	68.0	67.3
Total liabilities	3,015.9	4,412.3
Commitments and contingencies (Note 14)
Stockholders’ Equity (Deficit):
Preferred redeemable shares, $1.39 nominal value per share, 50,000 shares issued and outstanding as of April 4, 2021	0.1	—
Ordinary shares, $0.00001 par, 1,000,000,000 shares authorized, 234,843,052 and 147,295,511 shares issued and outstanding as of April 4, 2021 and January 3, 2021, respectively	—	—
Additional paid-in capital	2,394.3	975.1
Accumulated deficit	(1,956.6)	(1,917.5)
Accumulated other comprehensive loss	(61.2)	(68.4)
Total stockholders’ equity (deficit)	376.6	(1,010.8)
Total liabilities and stockholders’ equity (deficit)	$3,392.5	$3,401.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In millions, except share data)

	Ordinary shares issued	Ordinary share par value	Preferred redeemable shares issued	Preferred redeemable shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of January 3, 2021	147,295,511	$—	—	$—	$975.1	$(1,917.5)	$(68.4)	$(1,010.8)
Net loss	—	—	—	—	—	(39.1)	—	(39.1)
Issuance of ordinary shares upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	87,400,000	—	—	—	1,414.7	—	—	1,414.7
Issuance of incorporation shares consisting of ordinary share and preferred redeemable shares	1	—	50,000	0.1	—	—	—	0.1
Exercise of stock options	147,540	—	—	—	1.0	—	—	1.0
Recognition of stock-based compensation	—	—	—	—	3.5	—	—	3.5
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	3.6	3.6
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	12.4	12.4
Foreign currency translation adjustments	—	—	—	—	—	—	(8.8)	(8.8)
Balance as of April 4, 2021	234,843,052	$—	50,000	$0.1	$2,394.3	$(1,956.6)	$(61.2)	$376.6

	Ordinary shares issued	Ordinary share par value	Preferred redeemable shares issued	Preferred redeemable shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 29, 2019	146,437,546	$—	—	$—	$964.7	$(1,705.6)	$(71.9)	$(812.8)
Net loss	—	—	—	—	—	(101.2)	—	(101.2)
Exercise of stock options	89,223	—	—	—	0.2	—	—	0.2
Recognition of stock-based compensation	—	—	—	—	1.6	—	—	1.6
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	4.9	4.9
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	(43.9)	(43.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(10.8)	(10.8)
Balance as of March 29, 2020	146,526,769	$—	—	$—	$966.5	$(1,806.8)	$(121.7)	$(962.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Cash Flows from Operating activities:
Net loss	$(39.1)	$(101.2)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	82.7	79.8
Unrealized foreign exchange losses, net	22.0	49.9
Loss on extinguishment of debt	50.3	10.0
Amortization of deferred financing costs and original issue discount	2.4	2.7
Stock-based compensation	3.5	1.6
Deferred tax provision	1.0	0.2
Provision for doubtful accounts	0.3	0.3
Other non-cash, net	(15.9)	4.5
Changes in operating assets and liabilities:
Accounts receivable	(10.3)	21.6
Inventories	(41.7)	(40.9)
Other current and non-current assets	(15.0)	(3.1)
Accounts payable and accrued liabilities	(56.5)	(35.7)
Deferred revenue	(1.0)	(7.0)
Other current and non-current liabilities	7.4	(0.2)
Cash used in operating activities	(9.9)	(17.5)
Cash Flows from Investing activities:
Purchase of property, plant and equipment	(13.4)	(18.1)
Proceeds from cross currency swaps and others, net	2.7	(0.2)
Cash used in investing activities	(10.7)	(18.3)
Cash Flows from Financing activities:
Proceeds from initial public offering	1,426.4	-
Payments on long-term borrowings	(1,375.9)	(1,015.5)
Proceeds from (payments on) short-term borrowings, net	(5.4)	299.3
Payment of initial public offering costs	(5.0)	-
Proceeds from other long-term borrowings	-	1,032.2
Proceeds from exercise of stock options	1.0	0.2
Cash provided by financing activities	41.1	316.2
Effect of exchange rate changes on cash	(0.2)	(2.5)
Increase in cash, cash equivalents and restricted cash	20.3	277.9
Cash, cash equivalents and restricted cash at beginning of period	144.2	84.0
Cash, cash equivalents and restricted cash at end of period	$164.5	$361.9

	April 4, 2021	March 29, 2020
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$153.8	$349.8
Restricted cash included in Other assets	10.7	12.1
Cash, cash equivalents and restricted cash	$164.5	$361.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

(1)	General and description of the business

Ortho Clinical Diagnostics Holdings plc (“UK Holdco” “we,” “our” or the “Company”), and formerly known as Ortho-Clinical Diagnostics Bermuda Co. Ltd. (“Bermuda Holdco”), is a public limited company incorporated under the laws of England and Wales. UK Holdco became the new holding company of Bermuda Holdco and its subsidiaries and upon incorporation, it had an initial share capital of one ordinary share and 50,000 preferred redeemable shares (“Incorporation Shares”). On January 25, 2021, The Carlyle Group L.P. (“Carlyle”), and all other shareholders of Bermuda Holdco contributed all of their outstanding equity interests in Bermuda Holdco to UK Holdco in exchange for ordinary shares of UK Holdco on a 1-for-1 basis (the “Reorganization Transactions”).

UK Holdco is a holding company with no business operations or assets other than cash, intercompany receivables, miscellaneous administrative costs and guarantees of certain obligations of Ortho-Clinical Diagnostics, Inc. (“Ortho U.S.”) and 100% of its ownership interest of Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., which itself is a holding company with no operations or assets other than cash, intercompany receivables, miscellaneous administrative costs and its ownership of 100% of the capital stock of Ortho-Clinical Diagnostics S.A. (“LuxCo”).  LuxCo, together with its indirect wholly owned subsidiary, Ortho U.S., are co-borrowers under the Senior Secured Credit Facilities and co-issuers of the Notes (each as defined in Note 7).  The Company’s global operations are conducted by indirect wholly owned subsidiaries.

The Company is a leading global provider of in-vitro diagnostics (“IVD”) solutions to the clinical laboratory and transfusion medicine communities. The Company maintains a commercial presence in more than 130 countries and territories. The Company’s instruments, assays, reagents and other consumables are used in hospitals, laboratories, clinics, blood banks and donor centers worldwide. The Company is globally operated with manufacturing facilities in the United States and the United Kingdom and with sales centers, administrative offices and warehouses located throughout the world.

Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The Company has a direct commercial presence in more than 30 countries, including many of the regions most impacted by the COVID-19 pandemic. The Company has experienced a recovery in the base business since the lower shipments to customers experienced primarily in the fiscal second and fiscal third quarters of the fiscal year ended January 3, 2021; however through the fiscal first quarter ended April 4, 2021 the Company continues to experience higher distribution costs due to higher shipping rates as a result of the pandemic, which have been partially offset by lower travel-related expenses for our employees due to global travel restrictions.

During the fiscal first quarter ended April 4, 2021, the Company completed its initial public offering (“IPO”) of ordinary shares at a price of $17.00 per share. The Company issued and sold 87,400,000 ordinary shares in the IPO, including 11,400,000 ordinary shares issued pursuant to the full exercise of the underwriters option to purchase additional shares. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on January 29, 2021. The offering generated net proceeds of $1,426.4 million after deducting underwriting discounts and commissions.

The Company used a portion of the net proceeds from the IPO (i) to redeem $160.0 million of its 2025 Notes (as defined in Note 7), plus accrued interest thereon and $11.8 million of redemption premium, (ii) to redeem $270.0 million of its 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium, (iii) to repay $892.7 million in aggregate principal amount of borrowings under its Dollar Term Loan Facility (as defined in Note 7) and (iv) for working capital and general corporate purposes.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has total cash and cash equivalents of $153.8 million and an accumulated deficit of $1,956.6 million as of April 4, 2021. The Company reported a net loss of $39.1 million and used $9.9 million of cash from operations during the fiscal first quarter ended April 4, 2021. The Company’s primary future cash needs will be to meet debt service requirements, working capital needs and capital expenditures. Management is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact.

The Company’s debt agreements contain various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements and require the Company to remain below a specific credit coverage threshold. The Company’s Credit Agreement (as defined in Note 7) has a financial covenant (First Lien Net Leverage Ratio

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

(as defined in the credit agreement) not to exceed 6-to-1, subject to two 50 basis point step-downs on June 30, 2021 and September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date. As of April 4, 2021, the Company had no outstanding borrowings under its Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $37.0 million. The Company believes that it has complied and will continue to comply with the financial covenant for the next 12 months. In the event the Company does not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the Revolving Credit Facility. If the lenders on the Revolving Credit Facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness.

The Company evaluated its liquidity position and ability to comply with financial covenants in its Revolving Credit Facility as of the date of the issuance of these interim consolidated financial statements. Based on this evaluation, management believes that the Company’s financial position, net cash provided by operations combined with cash and cash equivalents, and borrowing availability under its Revolving Credit Facility, will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital requirements over at least the next 12 months from the issuance of these interim consolidated financial statements.

Should it become necessary, the Company may seek to raise additional capital within the next 12 months through borrowings on credit facilities, other financing activities and/or the public or private sale of equity securities. The Company may also need to control discretionary spending, which could impact its planned general and administrative, research and development, or capital spend in an effort to provide sufficient funds to continue its operations or maintain compliance with the financial covenants, and the Company may be subject to adverse business conditions due to the global COVID-19 pandemic, all of which could adversely affect the Company’s business.

(2)	Basis of presentation of the consolidated financial statements

The interim unaudited consolidated financial statements for the Company include the accounts of UK Holdco and its subsidiaries. All intercompany accounts and transactions have been eliminated. These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are consistent with Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year or any subsequent period. The interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 3, 2021.

The Company follows the concept of a fiscal year which ends on the Sunday nearest to the end of the month of December, and fiscal quarters which end on the Sunday nearest to the end of the months of March, June, and September. Each fiscal quarter presented in this Quarterly Report on Form 10-Q consists of 13 weeks.

Columns and rows within tables may not add up due to rounding. Percentages have been calculated using actual, non-rounded figures.

Stock Split

On January 18, 2021, the Company approved an issuance of 54,860,691 shares (an additional 0.5934 share for each existing share), which effected a 1.5934-for-1 stock split of its ordinary shares. All references to share and per share amounts in the Company’s consolidated financial statements have been retrospectively revised to reflect the stock split.
(3)	Summary of significant accounting policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s consolidated financial statements and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

Recently adopted pronouncements

Income taxes (Topic 740), simplifying the accounting for income taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra period tax allocations, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. The Company adopted this guidance on January 4, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Reference rate reform (Topic 848)

In January 2021, the FASB issued ASU 2021-01, Reference rate reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. The optional amendments can be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company has determined that the optional amendments are not applicable to the derivative instruments held as of the end of the fiscal quarter ended April 4, 2021. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
(4)	Net loss per share

Basic net loss per share attributable to the Company’s ordinary shareholders is based upon the weighted-average number of ordinary shares outstanding during the period, excluding restricted stock that have been issued but are not yet vested. Diluted net loss per share attributable to the Company’s ordinary shareholders is based upon the weighted-average number of ordinary shares outstanding during the period plus additional weighted-average ordinary share equivalents outstanding during the period when the effect is dilutive.  Ordinary share equivalents result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of unvested restricted shares of ordinary shares.  Ordinary share equivalents have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive. Total potential gross ordinary share equivalents consisted of the following:

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Stock options	15,895,457	15,534,797
Unvested restricted shares and restricted stock units	1,009,568	341,566
	16,905,025	15,876,363

(5)	Revenue

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: (i) the Company has a contract with a customer that creates enforceable rights and obligations; (ii) promised products or services are identified; (iii) the transaction price, or consideration the Company expects to receive for transferring the goods or providing services, is determinable; and (iv) the Company has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Company generates revenue primarily from the sale of IVD instruments, assays, reagents and other consumables, accessories and service contracts. The Company generally recognizes revenue when the customer obtains control of the

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

products, which occurs at a point in time. For instruments, the Company generally recognizes revenue upon installation and customer acceptance. The Company has determined that the installation services do not constitute a separate performance obligation. For assays, reagents and other consumables, the Company recognizes revenue upon shipment or delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time using a time-based model, which is consistent with the pattern in which we provide the services.

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

A portion of the Company’s product revenue includes revenue earned under reagent rental programs which provide customers the right to use instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase reagents, assays and consumables. The Company allocates a portion of the revenue from the future consumable sale to the instrument based on the customers’ minimum volume commitment and recognizes revenue at the time of the future sale of reagents, assays and consumables. The cost of the instrument is capitalized within property and equipment, and is charged to cost of revenue on a straight-line basis over the term of the minimum purchase agreement. Revenue earned from operating leases is recognized over the lease term, normally five to seven years. Revenue earned under sales-type leases is recognized at the beginning of the lease, as well as a lease receivable and unearned interest associated with the lease. Revenue is recognized when control has transferred for the reagents, assays and consumables. Costs related to product sales are recognized at time of delivery.

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

Contract balances

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract asset”). Contract assets are included within other current assets or other assets in the Company’s consolidated balance sheet and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of contract assets recorded in our consolidated balance sheets were as follows:

	April 4, 2021	January 3, 2021
Other current assets	$49.3	40.4
Other assets	-	2.4
Total contract assets	$49.3	$42.8

The contract asset balance consists of the following components:

•

A customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $11.8 million and $15.1 million as of April 4, 2021 and January 3, 2021, respectively, of which $2.4 million was recorded in Other assets as of January 3, 2021.

•

Contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents, however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $35.9 million and $24.3 million as of April 4, 2021 and January 3, 2021, respectively.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

•

One of the Company’s contract manufacturing agreements where revenue is recognized as the products are manufactured. The balance of the contract asset related to this arrangement was $1.6 million and $3.4 million as of April 4, 2021 and January 3, 2021, respectively.

The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the fiscal quarters ended April 4, 2021 and March 29, 2020, respectively.

The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or noncurrent based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $34.3 million and $35.5 million as of April 4, 2021 and January 3, 2021, respectively. The Company has one arrangement with a customer that is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $6.3 million and $6.6 million as of April 4, 2021 and January 3, 2021, respectively, and was included in Other liabilities in the consolidated balance sheets. The amount of deferred revenue as of January 3, 2021 that was recorded in revenue during the fiscal quarter ended April 4, 2021 was $17.9 million.

Disaggregation of revenue

The Company generates product revenue in the following lines of business:

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

•	Other Product Revenue—Includes revenues primarily from contract manufacturing.

The Company also enters into collaboration and license agreements pursuant to which the Company derives collaboration and royalty revenues. During the fiscal third quarter ended September 27, 2020, the Company entered into two agreements with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services (HHS), for two awards of up to $13.6 million to develop and submit Emergency Use Authorizations and 510(k) applications to the U.S. Food and Drug Administration (“FDA”) for our COVID-19 antigen and antibody tests. During the fiscal quarter ended April 4, 2021, the Company recognized $4.0 million of grant revenue related to these grants based upon project milestones completed to date.

The following table summarizes net revenue by line of business for the fiscal quarter ended April 4, 2021 and March 29, 2020:

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Clinical Laboratories	$334.0	$256.4
Transfusion Medicine	161.4	147.9
Other Product Revenue	4.3	-
Total Product Revenue	499.7	404.3
Collaborations and Other Revenue	7.1	3.6
Net Revenue	$506.8	$407.9

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

(6)	Inventories

The Company’s inventories were as follows:

	April 4, 2021	January 3, 2021
Raw materials and supplies	$78.7	$77.2
Goods in process	37.9	35.2
Finished goods	174.5	166.3
Total Inventories	$291.1	$278.7

(7)	Borrowings

As of April 4, 2021 and January 3, 2021, the components of borrowings were as follows:

	April 4, 2021	January 3, 2021
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$2,185.5
Euro Term Loan Facility	392.9	408.9
Revolving Credit Facility	—	—
2028 Notes	405.0	675.0
2025 Notes	240.0	400.0
Accounts Receivable Financing	72.2	75.0
Sale and Leaseback Financing	—	20.5
Capital lease obligation	0.9	1.0
Other short-term borrowings	3.7	0.9
Other long-term borrowings	3.6	3.9
Unamortized deferred financing costs	(25.1)	(40.9)
Unamortized original issue discount	(6.3)	(11.3)
Total borrowings	2,379.7	3,718.5
Less: Current portion	(139.4)	(160.0)
Long-term borrowings	$2,240.3	$3,558.5

Senior secured credit facilities

In February 2021, the Company used a portion of the proceeds from its IPO to repay $892.7 million of borrowings under the Dollar Term Loan Facility and recognized a loss on early extinguishment of debt of $11.4 million due to the repayment, which is recorded as a component of Other expense, net.

On February 5, 2021, the Company entered into a fifth amendment of its credit agreement (as amended, the “Credit Agreement”) governing its senior secured credit facilities, which consist of (i) the Dollar Term Loan Facility, (ii) the euro-denominated senior secured term loan facility in an amount equal to €337.4 million (the “Euro Term Loan Facility” and, together with the Dollar Term Loan Facility, the “Term Loan Facilities”), and (iii) the multi-currency senior secured revolving facility with commitments of $500.0 million (the “Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”), which increased the Revolving Credit Facility contained in the credit agreement by $150 million to an aggregate amount of $500 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the fifth amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing Indebtedness (as defined in the Credit Agreement) with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. All other terms of the Senior Secured Credit Facilities will remain substantially the same except as otherwise amended by the fifth amendment.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

As of April 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $9.7 million and $17.3 million, respectively. As of April 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $4.3 million and $4.6 million, respectively. As of April 4, 2021 and January 3, 2021, the remaining unamortized balance related to the Revolving Credit Facility was $4.0 million and $3.4 million, respectively. The effective interest rate of the Dollar Term Loan Facility and Euro Term Loan Facility as of April 4, 2021 is 5.76% and 3.88%, respectively.

As of April 4, 2021, there was no outstanding balance under the Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $37.0 million, which reduced the availability under the Revolving Credit Facility to $463.0 million. The Senior Secured Credit Facilities are subject to various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements or require the Company to remain below a specific credit coverage threshold as indicated in our debt agreements. The Senior Secured Credit Facilities include a financial covenant that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date and provides that LuxCo will not permit the First Lien Net Leverage Ratio as of the end of such fiscal quarter of the LuxCo and its Restricted Subsidiaries to be greater than (i) 6.00:1.00 for each fiscal quarter ending on or prior to June 30, 2021, (ii) 5.50:1.00 for each fiscal quarter ending after June 30, 2021 and on or prior to September 30, 2022 and (iii) 5.00:1:00 for each fiscal quarter ending thereafter. The Company was in compliance with the covenants as of April 4, 2021.

2025 Notes

On June 11, 2020, the LuxCo and Ortho U.S. (collectively, the “Issuers”), issued $400 million aggregate principal amount of 7.375% Senior Notes due 2025 (the “2025 Notes’), on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes (as defined below). The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities and the Financing Program (as defined below), to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes.

On or after June 1, 2022, the Issuers have the option to redeem all or part of the 2025 Notes at the following redemption prices (expressed as percentages of principal amount):

Year	Price
2022	103.688%
2023	101.844%
2024 and thereafter	100.000%

Notwithstanding the foregoing, at any time and from time to time prior to June 1, 2022, the Issuers may at their option redeem in the aggregate up to 100% of the original aggregate principal amount of the 2025 Notes plus accrued and unpaid interest, if any to, but not including, the date of redemption, plus a “make-whole premium.”  The Issuers may also, at their option, redeem up to 40% of the principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.375% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $160 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, which is recorded as a component of Other expense, net. The redemption resulted in an extinguishment loss recognized of $14.5 million, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of the redemption premium, respectively. As of April 4, 2021 and January 3, 2021, the remaining unamortized balance of deferred issuance costs was $4.0 million and $7.0 million, respectively. The effective interest rate on the 2025 Notes is 8.03%.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

2028 Notes

On January 27, 2020, the Issuers, issued $675 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities and the Financing Program, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes.

On or after February 1, 2023, the Issuers have the option to redeem all or part of the 2028 Notes at the following redemption prices (expressed as percentages of principal amount):

Year	Price
2023	103.625%
2024	101.813%
2025 and thereafter	100.000%

Notwithstanding the foregoing, at any time and from time to time prior to February 1, 2023, the Issuers may at their option redeem in the aggregate up to 100% of the original aggregate principal amount of the 2028 Notes plus accrued and unpaid interest, if any to, but not including, the date of redemption, plus a “make-whole premium.”  The Issuers may also, at their option, redeem up to 40% of the principal amount of the 2028 Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $270 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium, respectively which is recorded as a component of Other expense, net. As of April 4, 2021 and January 3, 2021, the remaining unamortized balance of deferred issuance costs was $7.0 million and $11.8 million, respectively. The effective interest rate on the 2028 Notes is 7.76%.

Concurrent with the issuance of the $675 million aggregate principal amount of 2028 Notes, the Company entered into U.S. Dollar to Japanese Yen cross currency swaps for a total notional amount of $350 million at a weighted average interest rate of 5.56%, with a five-year term in order to lower interest expense on the 2028 Notes. On April 1, 2021, the Company terminated the cross currency swaps which resulted in a net settlement of $12.8 million, with cash received subsequent to April 4, 2021.

2022 Notes

On January 28, 2020, the Company used the net proceeds from the issuance of the Euro Term Loan Facility and 2028 Notes, after payment of fees and expenses, to fund the redemption and discharge of $1.0 billion of the $1.3 billion in aggregate principal amount of 6.625% Senior Notes due 2022 ( the “2022 Notes”). On June 12, 2020 the Company used the net proceeds from the issuance of the 2025 Notes, after payments of fees and expenses, to fund the redemption and discharge of the remaining $300 million of the 2022 Notes. The redemption of the 2022 Notes was accounted for as an extinguishment of debt. During the fiscal first quarter ended March 29, 2020, the Company recorded a $10.0 million loss on extinguishment of debt, primarily related to the unamortized deferred financings costs on the redeemed 2022 Notes, included as a component of Other expense, net.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

Sale and leaseback financing

In June 2016, the Company entered into a sale-leaseback financing arrangement with a third-party financing company (the “Buyer-lessor”) related to specific property and equipment of the Company. The property and equipment were sold for $36.3 million and leased back over an initial term of two years. The monthly lease payments are $1.5 million until the equipment is repurchased or the lease is terminated. At the end of the initial term, the Company can repurchase the property and equipment at a price to be negotiated with the Buyer-lessor or terminate the lease arrangement, return the property and (possibly) enter into a new lease agreement. During the fiscal second quarter ended July 1, 2018, the Company gave notice to the Buyer-lessor that it intends to negotiate with the Buyer-lessor the purchase of the property and equipment at the end of the initial term and have had discussions on negotiating the repurchase price for the property and equipment. Pursuant to the sale-leaseback financing agreement, if the parties do not reach a new lease agreement to purchase the property and equipment at the end of the initial term, the lease will automatically renew for another year, and afterwards, the lease will automatically be renewed for successive six month periods, provided that each of the Company and the Buyer-lessor have a right to terminate the lease agreement 30 days prior to the end of each six month renewal period. A security deposit for the leaseback was retained by the third-party financing company and will be refunded to the Company at the end of the lease term. The balance of the security deposit was $9.1 million as of January 3, 2021, and was included in other current assets in the consolidated balance sheet. The transaction did not meet the criteria for sale-leaseback accounting as the security deposit constitutes a continuing involvement. Therefore, the Company accounted for this arrangement as a financing over 42 months and recorded a financing obligation amounting to $36.3 million at inception.

On February 9, 2021, the Company and the Buyer-lessor agreed on a re-purchase price for the property and equipment, which included the outstanding balance of the financing plus accrued interest. During the fiscal first quarter ended April 4, 2021, the Company paid the full amount of the negotiated price.

Accounts receivable financing

In September 2016, the Company entered into an accounts receivable financing program (the “Financing Program”) with a financial institution. The Financing Program matures on January 24, 2022 and is secured by receivables from the Company’s U.S. business that are sold or contributed to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase or receipt of the receivables and subsequent granting of a security interest to the financial institution under the program, and its assets are available first to satisfy obligations and are not available to pay creditors of the Company’s other legal entities. Under the Financing Program, the Company may borrow up to the lower of $75 million or 85% of the accounts receivable borrowing base. As of April 4, 2021, the outstanding amount under the Financing Program is $72.2 million based on a borrowing base of $84.9 million.

Interest on outstanding borrowing under the Financing Program is charged based on a per annum rate equal to the London Inter-bank Offered Rate (the “LIBOR Rate”) (with a floor of zero percent and as defined in the agreement) plus the LIBOR Rate margin (2.25 percentage points) if the related loan is a LIBOR Rate loan. Otherwise, the per annum rate is equal to a Base Rate (as defined in the Financing Program agreement) plus the base rate margin (1.25 percentage points). Interest is due and payable, in arrears, on the first day of each month. The Financing Program is also subject to termination under standard events of default as defined.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to interest coverage and minimum liquidity covenants. As of April 4, 2021, the Company was in full compliance with all debt covenant requirements.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

The following table provides the detail of interest expense, net for the fiscal first quarter ended April 4, 2021 and March 29, 2020:

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Interest expense:
Dollar Term Loan Facility	$14.1	$27.9
Euro Term Loan Facility	3.6	2.3
Revolving Credit Facility	—	1.0
2028 Notes	9.1	8.6
2025 Notes	5.5	—
2022 Notes	—	10.1
Accounts Receivable Financing	0.9	1.6
Amortization of:
Deferred financing costs	1.7	2.2
Original issue discount	0.3	0.6
Derivative instruments and other	8.2	(2.1)
Interest expense, net	$43.4	$52.2

Future repayments

Below is a schedule of required future repayments of all borrowings outstanding on April 4, 2021:

Remainder of 2021	$123.7
2022	63.2
2023	62.8
2024	62.5
2025	1,453.9
Thereafter	645.0
$2,411.1

(8)	Accrued liabilities

Accrued liabilities included in current liabilities consist of the following:

	April 4, 2021	January 3, 2021
Accrued compensation and employee-related obligations	$82.3	$110.5
Derivatives	39.2	10.3
Accrued commissions and rebates	24.3	24.9
Accrued interest	17.7	42.2
Accrued taxes other than income	16.2	14.3
Current portion of operating lease liabilities	13.9	15.1
Income taxes payable	3.9	4.1
Other accrued liabilities	63.4	63.3
Total Accrued Liabilities	$260.9	$284.7

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

(9)	Collaborations and other relationships

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

Grifols / Novartis Vaccines and Diagnostics, Inc.

The Company and Grifols Diagnostic Solutions, Inc. (“Grifols”) have an ongoing collaboration arrangement (the “Joint Business”) to pursue income-generating opportunities through the development of certain intellectual properties (“IP”). The Company’s portion of the pre-tax net profit shared under the Joint Business was $10.8 million during the fiscal quarter ended April 4, 2021. The Company’s portion of the pre-tax net profit shared under the Joint Business was $11.6 million during the fiscal quarter ended March 29, 2020.

Quotient Limited

In January 2015, the Company entered into an exclusive agreement with Quotient, a commercial-stage diagnostics company, to distribute and sell Quotient’s transfusion diagnostics platform MosaiQ™. Under the terms of a distribution and supply agreement, Quotient is responsible for the development and launch of MosaiQ™, while the Company will leverage its worldwide commercial capabilities to sell the product to customers. The Company has exclusive rights to distribute MosaiQ™ for the global patient testing market (for blood grouping) and the donor testing market in the developing world and Japan (for blood grouping and serological disease screening). Quotient retains all rights to commercialize MosaiQ™ in the developed world (excluding Japan) for the donor testing market. On September 4, 2020, the Company and Quotient amended the distribution and supply agreement and entered into a binding letter agreement (the “Letter Agreement”).

Pursuant to the Letter Agreement, the Company made an initial, non-refundable upfront payment of $7.5 million to Quotient on the date of the Letter Agreement, and recorded a corresponding $7.5 million charge to research and development expense for the fiscal year ended January 3, 2021. In addition to the initial $7.5 million upfront payment, the Company may be required to make up to an additional $60 million of payments upon achievement of certain regulatory milestones and commercial sales benchmarks, which include up to $25 million of payments upon the achievement by the Company of certain cumulative revenue milestones. The Company did not make such payments during the fiscal first quarter ended April 4, 2021 and does not anticipate making any such payments for the remainder of fiscal year 2021.

In the Letter Agreement, the Company and Quotient have agreed that the Company will have the right to distribute exclusively in the United States, the European Economic Area, the United Kingdom and Switzerland a transfusion diagnostic patient immunohematology microarray (“PIM”), intended for use with Quotient’s MosaiQ Instruments, on which multiple compounds are placed which, when exposed to human blood samples, generate reactions that indicate the presence or absence of certain blood characteristics and antigens and is intended for immuno-hematological testing of the blood of medical patients during the course of their care or treatment.

During the fiscal first quarter ended April 4, 2021, the Company purchased inventories from Quotient amounting to $5.5 million. The Company purchased inventories from Quotient amounting to $5.4 million during the fiscal first quarter ended March 29, 2020. During the fiscal first quarters ended April 4, 2021 and March 29, 2020, sales to Quotient were immaterial.
(10)	Income taxes

During the fiscal first quarter ended April 4, 2021, the Company incurred a loss before provision for income taxes of  $35.8 million and recognized a provision for income taxes of $3.3 million resulting in a negative effective tax rate of 9.2%. The effective tax rate for the period differs from the U.S. federal statutory rate primarily due to (1) the impact of operating losses in certain subsidiaries not being benefitted due to the establishment of a valuation allowance and (2) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

During the fiscal first quarter ended March 29, 2020, the Company incurred a loss before provision for income taxes of $97.1 million and recognized a provision for income taxes of $4.1 million resulting in a negative effective tax rate of 4.2%.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

The effective tax rate for the period differs from the U.S. federal statutory rate primarily due to (1) the impact of operating losses in certain subsidiaries not being benefitted due to the establishment of a valuation allowance (2) an increase in the Company’s interest expense on prior year reserves for uncertain tax positions and (3) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

The balance of unrecognized tax benefits at April 4, 2021, not including interest and penalties, was $27.9 million, of which $23.5 million would affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At April 4, 2021, the Company had approximately $6.3 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next 12 months, its uncertain tax positions, excluding interest, will not significantly decrease.

Indemnification assets

On January 16, 2014, Bermuda Holdco entered into a stock and asset purchase agreement (the “Acquisition Agreement”) of (i) certain assets and liabilities and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities which, together with their subsidiaries, comprised the Ortho Clinical Diagnostics business from Johnson & Johnson. The Acquisition Agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $17.1 million as of April 4, 2021 and January 3, 2021. The Company recorded $0.2 million of interest and penalties during the fiscal quarter ended April 4, 2021. These receivables are included as a component of Other assets on the consolidated balance sheets.

(11)	Segment and geographic information

The Company has three geographically-based reportable segments: Americas, Europe, the Middle East and Africa (“EMEA”) and Greater China. Although all three segments are engaged in the marketing, distribution and sale of diagnostic instruments and assays for hospitals, laboratories and/or blood and plasma centers worldwide, each region is managed separately to better align with the market dynamics of the specific geographic region. Japan and Asia Pacific (“ASPAC”) are immaterial operating segments not considered as reportable segments and are included in “Other.”

Net revenue by segment is as follows:

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Americas	$321.4	$250.5
EMEA	68.5	58.7
Greater China	55.0	46.3
Other	61.9	52.4
Net Revenue	$506.8	$407.9

In the fiscal first quarter ended April 4, 2021, the Company changed the basis by which it measures segment profit or loss from Management EBITDA to Adjusted EBITDA. The new basis has been retroactively applied to the prior year period presented. Adjusted EBITDA by segment is as follows:

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Americas	$141.1	$108.1
EMEA	17.5	11.7
Greater China	25.2	18.8
Other	19.4	15.2
Corporate(1)	(50.8)	(51.7)
Adjusted EBITDA	$152.4	$102.0

(1)

Corporate primarily consists of costs related to executive and staff functions, including certain finance, human resources, manufacturing and information technology, which benefit the Company as a whole. These costs are

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our corporate function also includes debt and stock-based compensation associated with all employee stock-based awards.

The reconciliation of Net Loss to Adjusted EBITDA is as follows:

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Net loss	$(39.1)	$(101.2)
Depreciation and amortization	82.7	79.8
Interest expense, net	43.4	52.2
Provision for income taxes	3.3	4.1
Loss on extinguishment of debt	50.3	10.0
Stock-based compensation	3.5	1.6
Restructuring and severance related costs	1.3	2.4
Tax indemnification income, net	(0.2)	(2.5)
Unrealized foreign currency exchanges losses	-	49.3
Other adjustments	7.2	6.3
Adjusted EBITDA	152.4	102.0

For the fiscal quarter ended March 29, 2020, Unrealized foreign currency exchange losses represent non-cash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies primarily related to intercompany loans.  In the fiscal first quarter ended April 4, 2021, the Company initiated programs to mitigate the impact of foreign currencies related to intercompany loans in its results, and such non-cash net unrealized losses were approximately $22 million for the fiscal quarter ended April 4, 2021. The Company expects these programs to continue to mitigate the impact of foreign currencies related to intercompany loans in its results in future periods, and thus the Company did not exclude non-cash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies from Adjusted EBITDA during the first quarter ended April 4, 2021 and onwards.
(12)	Noncash investing activities

During the fiscal first quarter ended April 4, 2021 and March 29, 2020, the Company made noncash transfers of instrument inventories from “Inventories” to “Property, plant and equipment” of $25.6 million and $27.7 million, respectively.

As of April 4, 2021 and January 3, 2021, accounts payable and accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized internal-use software costs of $1.9 million and $11.4 million, respectively. As of March 29, 2020 and December 29, 2019, accounts payable and accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized internal-use software costs of $3.9 million and $14.1 million, respectively. The changes in these balances are excluded from changes in accounts payable and accrued liabilities in the statements of cashflows.

As of April 4, 2021 and January 3, 2021, accounts payable and accrued liabilities included amounts related to initial public offering costs of $4.5 million and $3.0 million, respectively.
(13)	Related party transactions

The Company entered into consulting services agreements with Carlyle Investment Management, L.L.C. (“CIM”), pursuant to which the Company pays CIM a fee for advisory, consulting and other services to be provided to the Company. Pursuant to the consulting services agreement, which has an initial term of ten years, the Company pays an annual management fee, due on a quarterly basis, to CIM of $3.0 million (the “Management Fee”). The Company will also reimburse CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the consulting services agreement, and the Company may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided to the Company under the consulting services agreement. During both the fiscal first quarters ended April 4, 2021 and March 29, 2020 the Company recorded $0.8 million of Management Fee and other out-of-pocket expenses.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

The Company, as part of the normal course of business, entered into agreements to sell products and provide services to health care diagnostics companies that are portfolio companies of a fund affiliated with Carlyle. During the fiscal first quarters ended April 4, 2021 and March 29, 2020 the Company recognized revenues pursuant to such agreements of $0.9 million and $0.7 million, respectively.

The Company, as part of normal course of business, purchased inventories from health care companies that are affiliated with our officers. During the fiscal first quarter ended April 4, 2021 the Company purchased inventories of $0.6 million. During the fiscal first quarter ended March 29, 2020, inventory purchases made by the Company were not material.

The Company, as part of the normal course of business, entered into an agreement to purchase inventories from a healthcare equipment company that is a portfolio company of a fund affiliated with Carlyle. During the fiscal first quarter ended April 4, 2021, the Company purchased inventories of $0.8 million. During the fiscal first quarter ended March 29, 2020, purchases made by the Company were not material.

Portfolio companies of funds affiliated with Carlyle provide IT services to the Company. During the fiscal first quarter ended April 4, 2021, the Company incurred IT service fees of $0.3 million. During the fiscal first quarter ended March 29, 2020, the expenses incurred were not material.

A portfolio company of a fund affiliated with Carlyle provides consulting services to the Company. During the fiscal first quarters ended April 4, 2021 and March 29, 2020, the Company incurred consulting fees of $0.7 million and $0.2 million, respectively.

A pharmacy benefit management organization affiliated with a member of our Board of Directors provides pharmacy services to the Company. During the fiscal first quarters ended April 4, 2021 and March 29, 2020, the Company incurred fees related to pharmacy services of $1.6 million and $1.4 million, respectively.

As part of the normal course of business, the Company may purchase from or sell to portfolio companies of funds affiliated with Carlyle or the Company’s officers and directors. These purchases and sales are not expected to be material.
(14)	Commitments and contingencies

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
(15)	Fair value accounting

Fair value of financial instruments

Cash and cash equivalents—The carrying amount of cash equivalents approximates fair value because the original maturity is less than 90 days.

Accounts receivable—The carrying amount of current accounts receivable approximates fair value because of their short outstanding terms. For payments expected from customers over periods longer than one year, receivables have been discounted to reflect the estimated period of time for collection and are presented as a component of Other assets in the consolidated balance sheets.

Accounts payable—The carrying amount of accounts payable approximates fair value because of their short outstanding terms.

Short-term borrowings—The carrying amount of short-term borrowings approximates fair value because of their short outstanding terms.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

Long-term borrowings—The estimated fair values of long-term borrowings were based on trades as reported by a third-party bond pricing service. Due to the infrequency of trades of the Notes and Term Loans, these inputs are considered to be Level 2 inputs. The following table presents the fair value of long-term borrowings:

	April 4, 2021	January 3, 2021
Long-term borrowings:
Dollar Term Loan Facility	$1,517.4	$2,627.7
Euro Term Loan Facility	391.8	401.1
2028 Notes	442.5	710.4
2025 Notes	258.0	424.0

(16)	Derivative instruments and hedging activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in interest rates and foreign currency. The use of derivatives is intended for hedging purposes only and the Company does not enter into derivative instruments for speculative purposes.

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Interest rate hedging

The Company entered into a series of interest rate cap agreements to hedge our interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities. The Company also entered into an interest rate swap agreement, which fixed a portion of the variable interest due on the Company’s variable rate debt.

The following tables summarize interest rate derivative agreements as of April 4, 2021:

Effective date	Expiration date	Interest rate cap amount	Notional amount	Hedge designation
December 31, 2020	December 31, 2023	3.5%	$1,500,000,000	Not designated

Effective date	Expiration date	Description	Fixed rate	Floating rate	Notional amount (a)	Hedge designation
September 27, 2019	December 31, 2023	Pay fixed, receive float	1.635%	1-month LIBOR rate	$1,500,000,000	Cash Flow Hedge

(a)The notional value of this instrument is expected to be $1,000 million in fiscal 2022 and $500 million in fiscal 2023.

During the fiscal quarter ended September 29, 2019, the Company de-designated its 3.5% interest rate cap upon entering into the interest rate swap agreement that hedges a portion of the Company’s borrowings under the Senior Secured Credit Facilities. Accordingly, the Company recorded the activity related to the hedge through the date of the de-designation as a cash flow hedge, and subsequently recorded the activity related to the interest rate cap as mark to market, with the impact recorded to other income, net. The remaining loss of $9.3 million was included in OCI until the effective date of December 31, 2020. As of April 4, 2021, the remaining balance included in OCI was $8.5 million. During the fiscal quarter ended April 4, 2021, $0.8 million was amortized to interest expense and the Company concluded that a portion of the interest on the Company’s previously hedged borrowings was no longer probable of being paid due to the proceeds of the IPO being used to pay down a portion of the borrowings. Accordingly, $0.6 million of losses that had previously been deferred within other comprehensive income were released into interest expense during the fiscal first quarter ended April 4, 2021.

During the fiscal quarter ended April 4, 2021 the Company concluded that a portion of the interest on the Company’s previously hedged borrowings related to the interest rate swap was no longer probable of being paid due to the proceeds of the IPO being used to pay down a portion of the borrowings. Due to this reduction in the hedged borrowings the Company de-designated the hedging relationship, and contemporaneously re-designated the remaining borrowings. Accordingly, $3.1 million of losses that had previously been deferred within other comprehensive income were released into interest expense during the fiscal first quarter ended April 4, 2021.

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

Foreign currency hedging

The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward, option contracts and cross currency swaps to manage its currency risk exposures. Concurrent with the issuance of the 2028 Notes, the Company entered into U.S. Dollar to Japanese Yen cross currency swaps for total notional of $350 million at a weighted average interest rate of 5.56%, with five-year term to lower interest expense on the 2028 Notes. These cross currency swaps were not designated for hedge accounting, and consequently, changes in their fair value are recorded to Other income, net. On April 1, 2021, the Company terminated the cross currency swaps which resulted in a net settlement of $12.8 million, with cash received subsequent to April 4, 2021.

The following table provides details of the foreign currency forward contracts outstanding as of April 4, 2021:

Description (a)	Notional amount	Hedge designation
Forward Foreign Currency Contracts	$331.4	Cash Flow Hedge
Forward Foreign Currency Contracts	$1,566.1	Not designated

(a)

The Company’s forward currency foreign exchange contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Swiss Franc and the Thai Baht.

The foreign currency forward contracts that qualified and were designated as cash flow hedges are recorded at their fair value as of April 4, 2021 and the unrealized loss of $1.3 million is reported as a component of OCI, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions occur.

Fair value gains and losses of foreign currency contracts and interest rate derivatives, as determined using Level 2 inputs, that are designated and qualify as cash flow hedges during the fiscal quarter ended April 4, 2021 and March 29, 2020 were recorded as follows:

Derivatives in cash flow hedging relationships	Amount of Loss (gain) recognized in OCI on derivatives	Location of loss reclassified from accumulated OCI into income	Amount of loss (gain) reclassified from accumulated OCI into income
Fiscal first quarter ended April 4, 2021
Foreign currency forward contracts	$(3.5)	Cost of revenue	$0.1
Interest rate derivatives	(3.3)	Interest expense	9.1

Derivatives in cash flow hedging relationships	Amount of loss (gain) recognized in OCI on derivatives	Location of loss reclassified from accumulated OCI into income	Amount of loss (gain) reclassified from accumulated OCI into income
Fiscal first quarter ended March 29, 2020
Foreign currency forward contracts	$(5.4)	Cost of revenue	$(0.5)
Interest rate derivatives	38.1	Interest expense, net	(2.2)

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

The following table presents the effect of the Company’s derivative instruments on the statements of operations and comprehensive loss:

	Fiscal quarter ended April 4, 2021		Fiscal quarter ended March 29, 2020
	Interest expense	Cost of revenue	Interest expense	Cost of revenue
Total amounts of financial statement line item presented in the statements of operations and comprehensive loss in which the effects of cash flow hedges are recorded	$43.4	$248.2	$52.2	$213.2
The effects of cash flow hedging
Loss (Gain) on cash flow hedging relationships:
Foreign currency forward contracts
Amount of Loss (Gain) Reclassified from Accumulated OCI Into Income	N/A	$0.1	N/A	$(0.5)
Amount Reclassified from Accumulated OCI into Income due to a Forecast Transaction That is No Longer Probable of Occurring	N/A	$-	N/A	$-
Interest Rate Derivatives
Amount of Loss (Gain) Reclassified from Accumulated OCI Into Income	$9.1	N/A	$(2.2)	N/A
Amount Reclassified from Accumulated OCI into Income due to a Forecast Transaction That is No Longer Probable of Occurring (a)	$3.7	N/A	$-	N/A

(a)	The amount is included within the total amount of loss (gain) reclassified from accumulated OCI into income.

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment were recorded in earnings as follows:

		Fiscal quarter ended
Derivatives not designated as hedging instruments under ASC 815	Location of loss recognized in earnings on derivatives	April 4, 2021	March 29, 2020
Interest rate derivatives	Other (income) expense, net	$0.2	$(1.1)
Foreign currency derivatives	Other (income) expense, net	30.4	0.7
Cross currency swaps	Other (income) expense, net	(24.0)	(0.8)

The following table presents the location and fair values, as determined using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in the consolidated balance sheets:

	April 4, 2021	January 3, 2021
Interest rate derivatives:
Accrued liabilities	$-	$0.1
Other long-term liabilities	35.0	44.1
Foreign currency forward contracts:
Other current assets	7.1	4.2
Accrued liabilities	8.2	10.0

Ortho Clinical Diagnostics Holdings plc

Notes to consolidated financial statements (unaudited)

April 4, 2021

(Dollars in millions, unless otherwise stated)

The following table presents the location and fair values, as determined using Level 2 inputs of derivative instruments that have not been designated as cash flow hedges included in the consolidated balance sheets:

	April 4, 2021	January 3, 2021
Interest rate derivatives:
Accrued liabilities	$-	$0.1
Other long-term liabilities	9.4	11.1
Foreign currency derivative contracts:
Other current assets	0.4	0.3
Accrued liabilities	31.0	0.1
Cross currency swaps:
Other current assets	12.8	2.0
Other long-term liabilities	-	10.8

(17)	Accumulated other comprehensive income (loss)

The balances of accumulated other comprehensive income (loss), net of tax, were as follows for the fiscal first quarters ended April 4, 2021 and March 29, 2020:

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at January 3, 2021	$(4.5)	$(4.9)	$(53.9)	$(5.1)	$(68.4)
Current period deferrals	—	3.5	3.3	(8.8)	(2.0)
Amounts reclassified to net loss	—	0.1	9.1	—	9.2
Net change	—	3.6	12.4	(8.8)	7.2
Balance at April 4, 2021	$(4.5)	$(1.3)	$(41.5)	$(13.9)	$(61.2)

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 29, 2019	$(4.3)	$2.7	$(5.8)	$(64.5)	$(71.9)
Current period deferrals	—	5.4	(38.1)	(10.8)	(43.5)
Amounts reclassified to net loss	—	(0.5)	(2.1)	—	(2.6)
Cumulative effect of change in accounting standard	—	—	(3.7)	—	(3.7)
Net change	—	4.9	(43.9)	(10.8)	(49.8)
Balance at March 29, 2020	$(4.3)	$7.6	$(49.7)	$(75.3)	$(121.7)

(18)	Other expense, net

Other expense, net was $50.0 million for the fiscal first quarter ended April 4, 2021 and was comprised primarily of loss on early extinguishment of debt of $50.3 million, which was related to the use of proceeds from the IPO to redeem portions of our outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility. This was partially offset by $0.9 million of net foreign currency gains, of which $22.9 million of realized gains were partially offset by $22.0 million of unrealized losses, primarily related to the unwinding of the cross currency swaps.

Other expense, net was $59.3 million for the fiscal first quarter ended March 29, 2020 and was comprised primarily of $48.3 million of net foreign currency losses, of which $49.9 million was unrealized, primarily related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries, and loss on early extinguishment of debt of $10.0 million related to debt refinancing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the discussion includes forward-looking statements related to future events and our future operating performance that are based on current expectations and are subject to risk and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in Part II, Item 1A,“Risk Factors” of this Quarterly Report on Form 10-Q, as well as the risk factors set forth in Part I, Item 1A, “Risk Factors” of in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 .

Overview

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

Core:

•

Clinical Laboratories—Focused on (i) clinical chemistry, which is the measurement of target chemicals in bodily fluids for the evaluation of health and the clinical management of patients, (ii) immunoassay instruments, which test the measurement of proteins as they act as antigens in the spread of disease, antibodies in the immune response spurred by disease, or markers of proper organ function and health, and (iii) tests to detect and monitor disease progression across a broad spectrum of therapeutic areas, including grant revenue related to development of our COVID-19 antibody and antigen tests.

•

Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to ensure patient-donor compatibility in blood transfusions and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the United States.

Non-core:

•	Other Product Revenue—Includes revenues primarily from contract manufacturing.
•	Collaboration and Other Revenue—Includes collaboration and license agreements pursuant to which we derive collaboration and royalty revenues.

All non-core revenue is recorded in the Americas segment for all periods presented.

Impact of the initial public offering

Use of proceeds and impact of debt extinguishment

On February 1, 2021, we completed the initial public offering (“IPO”) of our ordinary shares at a price of $17.00 per share. We issued and sold 76,000,000 ordinary shares in the IPO and issued and sold an additional 11,400,000 ordinary shares on February 4, 2021 pursuant to the full exercise of the underwriters’ option to purchase additional shares from us. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (the “IPO Registration Statement”), which was declared effective by the SEC on January 29, 2021. Our ordinary shares are listed on Nasdaq under the symbol “OCDX.” The offering, including proceeds from the full exercise of the underwriters’ option to purchase additional shares, generated net proceeds to us of $1,426.4 million after deducting underwriting discounts and commissions.

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

Incremental public company expenses

As a new public company, we will incur significant expenses on an ongoing basis that we did not incur as a private company, including increased director and officer liability insurance expense, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, and legal, investor and public relations expenses. These costs will generally be included in selling, marketing and administrative expenses.

Stock-based compensation expense

In connection with our IPO, in the fiscal year 2021, we may incur a one-time stock-based compensation expense related to options held by certain members of management that may vest upon the completion of certain liquidity and realization events. During the fiscal first quarter ended April 4, 2021, we did not incur any such one-time stock-based compensation expense. Furthermore, during the fiscal first quarter ended April 4, 2021, we implemented a new long-term equity incentive plan in connection with our IPO in order to align our equity compensation program with public company plans and practices.

Impact of COVID-19 pandemic

During the fiscal first quarter ended March 29, 2020, as the global COVID-19 pandemic began to affect certain countries, we began to see a decrease in the number of tests run in China in February, which spread to certain countries in EMEA and ASPAC in early March and resulted in a worldwide decrease in the number of tests run globally by the end of March 2020. In many countries, we experienced a lag between the timing of the decrease in number of tests run and the decrease in shipments of additional products to our customers. The decrease in shipments to our customers began to occur during the fiscal second quarter ended June 28, 2020 in many countries, including the United States, and as a result, during the fiscal year ended January 3, 2021, we experienced decreased revenues, incurred idle or underutilized facilities costs, higher freight and higher distribution costs compared to the periods prior to the pandemic. During the fiscal fourth quarter ended January 3, 2021, we did experience some recovery in the base business of our core revenue, which continued into the fiscal first quarter ended April 4, 2021. The recovery in the base business was further supplemented with sales of our COVID-19 antibody and antigen tests. Through the fiscal first quarter ended April 4, 2021, we have continued to experience higher distribution costs caused by higher shipping rates as a result of the ongoing global COVID-19 pandemic, partially offset by decreased travel-related costs for our employees due to global travel restrictions.

In response to the global COVID-19 pandemic, we mobilized our research and development teams in order to bring to market COVID-19 antibody and antigen tests. We have received a combination of Emergency Use Authorization (“EUA”) from the U.S. Food and Drug Administration (the “FDA”), authority to affix a CE Mark for sale in the European Union and various other regulatory approvals globally for our COVID-19 antibody tests. We have also received authority to affix a CE Mark for sale in the European Union and the FDA accepted the Company’s Emergency Use Authorization for our COVID-19 antigen test. We also sell these tests in various other markets globally and continue to work on gaining further regulatory approvals in other markets. Our COVID-19 antibody tests detect whether a patient has been previously infected by COVID-19 and our COVID-19 antigen test detects whether a patient is currently infected by COVID-19. All of our COVID-19 antibody and antigen tests run on our existing instruments.

We are continually monitoring our business continuity plans due to the global COVID-19 pandemic. Due to the fact that our products and services are considered to be medically critical, our manufacturing and research and development sites are generally exempt from governmental orders in the United States and other countries requiring businesses to cease operations. For these sites, we have taken steps to protect our employees, and the majority of our office-based work is being conducted remotely. We have also implemented strict travel restrictions for our employees, which has reduced our travel-related operating expenses.

As the global COVID-19 pandemic is an ongoing matter, our future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

Results of operations

The following discussion should be read in conjunction with the information contained in the accompanying interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations may not necessarily reflect what will occur in the future.

Fiscal First Quarter Ended April 4, 2021 compared with Fiscal First Quarter Ended March 29, 2020

Net loss

During the, fiscal first quarter ended April 4, 2021 reported net loss of $39.1 million decreased by $62.1 million compared with the fiscal first quarter ended March 29, 2020.  The decrease in net loss was primarily due to an increase in net revenue, a decrease in interest expense and a decrease in foreign currency losses, partially offset by an increase in sales, marketing and administrative expense and research and development expense. We also incurred losses on early extinguishment of debt due to our use of proceeds from our IPO to redeem portions of our 2025 Notes, 2028 Notes and Dollar Term Loan Facility.

Net revenue

Net revenue for the fiscal first quarter ended April 4, 2021 increased by $98.9 million, or 24.2%, compared with the fiscal first quarter ended March 29, 2020. Revenues for the fiscal first quarter ended April 4, 2021 included an operational net revenue increase of 21.8% and a positive impact of 2.4% from foreign currency fluctuations, which was primarily driven by the weakening of the U.S. Dollar against a variety of currencies, primarily the Euro, British Pound and Chinese Yuan, partially offset by the strengthening of the Brazilian Real. The increase in revenues for the fiscal first quarter ended April 4, 2021, excluding the impact of foreign currency exchange, was mainly driven by our Core lines of business, as we recorded higher revenues in all geographic segments of our Clinical Laboratories business, and in certain geographic segments of our Transfusion Medicine business.

The following table shows net revenue by line of business:

	Fiscal First Quarter Ended
(Dollars in millions)	April 4, 2021	March 29, 2020	% Change
Clinical Laboratories	$338.0	$256.4	31.8%
Transfusion Medicine	161.4	147.9	9.1%
Core Revenue	499.3	404.3	23.5%
Other Product Revenue	4.3	-	0.0%
Collaboration and Other Revenue	3.2	3.6	-11.1%
Non-Core Revenue	7.5	3.6	106.4%
Net Revenue	$506.8	$407.9	24.2%

Core revenue

Clinical Laboratories revenue for the fiscal first quarter ended April 4, 2021 increased by $81.6 million, or 31.8%, compared with the fiscal first quarter ended March 29, 2020. This increase included an operational net revenue increase of 29.9% and a positive impact of 1.9% from foreign currency fluctuations. Clinical Laboratories revenue increased in all geographic segments, primarily driven by higher reagent revenue, including $29.0 million from our COVID-19 antibody and antigen tests, and higher instrument sales in the Americas, EMEA and Greater China segments.

Transfusion Medicine revenue for the fiscal first quarter ended April 4, 2021 increased by $13.5 million, or 9.1%, compared with the fiscal first quarter ended March 29, 2020. This increase included an operational net revenue increase of 6.0% and a positive impact of 3.1% from foreign currency fluctuations. The increase in Transfusion Medicine revenue, excluding the impact of foreign currency exchange, was primarily driven by a new customer in our Donor Screening business in the United States.

Non-core revenue

Other product revenue, related to our contract manufacturing business, increased by $4.3 million, or 100.0%, for the fiscal first quarter ended April 4, 2021 compared with the fiscal first quarter ended March 29, 2020, due to the timing of certain performance obligations in a contract manufacturing arrangement.

Collaboration and other revenue for the fiscal first quarter ended April 4, 2021 decreased by $0.4 million, or 11.1%, compared with the fiscal first quarter ended March 29, 2020. The decrease was primarily due to lower revenues related to our HCV/HIV license agreements.

Cost of revenue, excluding amortization of intangible assets and Gross profit

	Fiscal First Quarter Ended
(Dollars in millions)	April 4, 2021	% of Net Revenue	March 29, 2020	% of Net Revenue
Cost of revenue, excluding amortization of intangible assets	$248.2	49.0%	$213.2	52.3%
Gross profit	258.6	51.0%	194.7	47.7%

The decrease in cost of revenue, excluding amortization of intangible assets, and increase in gross profit as a percentage of net revenue for the fiscal first quarter ended April 4, 2021 compared with the fiscal first quarter ended March 29, 2020 was primarily due to favorable product mix, including sales of COVID-19 antibody and antigen tests, as well as lower manufacturing costs and favorable manufacturing absorption.

Operating expenses

The following table provides a summary of certain operating expenses:

	Fiscal First Quarter Ended
(Dollars in millions)	April 4, 2021	% of Net Revenue	March 29, 2020	% of Net Revenue
Selling, marketing and administrative expenses	$131.5	25.9%	$117.4	28.8%
Research and development expense	28.9	5.7%	23.6	5.8%
Amortization of intangible assets	33.4	6.6%	33.0	8.1%
Other operating expense, net	7.4	1.5%	8.8	2.2%

Selling, marketing and administrative expenses

Selling, marketing and administrative expenses were $131.5 million for the fiscal first quarter ended April 4, 2021, or 25.9% of net revenue, as compared with $117.4 million for the fiscal first quarter ended March 29, 2020, or 28.8% of net revenue, an increase of $14.1 million. The increase in selling, marketing and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation, increased distribution costs due to higher shipment volumes and higher shipping rates as a result of the ongoing global COVID-19 pandemic and increased third-party costs related to our IPO, partially offset by decreased travel-related costs for our employees due to global travel restrictions.

Research and development expense

Research and development expense was $28.9 million for the fiscal first quarter ended April 4, 2021, or 5.7% of net revenue, as compared with $23.6 million for the fiscal first quarter ended March 29, 2020, or 5.8% of net revenue, an increase of $5.3 million. The increase was primarily due to an increased investment in costs to develop new assays, including an increase in employee-related costs.

Amortization of intangible assets

Amortization of intangible assets was $33.4 million for the fiscal first quarter ended April 4, 2021 as compared with $33.0 million for the fiscal first quarter ended March 29, 2020. There were no major changes in the composition of our intangible assets in the fiscal first quarter ended April 4, 2021 compared to the fiscal first quarter ended March 29, 2020.

Other operating expense, net

Other operating expense, net, was $7.4 million, or 1.5% of net revenue, for the fiscal first quarter ended April 4, 2021, as compared with $8.8 million, or 2.2% of net revenue, for the fiscal first quarter ended March 29, 2020, a decrease of $1.5 million. The decrease was primarily due to timing of government subsidies earned.

Non-operating items

Interest expense, net

Interest expense, net was $43.4 million for the fiscal first quarter ended April 4, 2021, as compared with $52.2 million for the fiscal first quarter ended March 29, 2020. The decrease of $8.8 million primarily related to lower borrowings due to the use of the net proceeds from the IPO (i) to redeem $160 million of our 2025 Notes, (ii) to redeem $270 million of our 2028 Notes and (iii) to repay $892.7 million in aggregate principal amount of borrowings under our Dollar Term Loan Facility, as well as lower interest rates on the Dollar Term Loan Facility.

Tax indemnification income, net

Tax indemnification income was $0.2 million for the fiscal first quarter ended April 4, 2021, as compared with $2.5 million for the fiscal first quarter ended March 29, 2020, primarily related to interest on our indemnification receivables related to certain tax matters included in our pre-acquisition audit reserves. The decrease in tax indemnification income for the fiscal first quarter ended April 4, 2021 as compared with the fiscal first quarter ended March 29, 2020 relates to the resolution of certain pre-Acquisition U.S. federal and state tax positions during the fiscal third and fiscal fourth quarters of 2020.

Other expense, net

Other expense, net was $50.0 million for the fiscal first quarter ended April 4, 2021 and was comprised primarily of loss on early extinguishment of debt of $50.3 million, related to the use of proceeds from the IPO to redeem portions of our outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility. This was partially offset by $0.9 million of net foreign currency gains, of which $22.9 million of realized gains were partially offset by $22.0 million of unrealized losses, primarily related to the unwinding of our cross currency swaps.

Other expense, net was $59.3 million for the fiscal first quarter ended March 29, 2020 and was comprised primarily of $48.3 million of net foreign currency losses, of which $49.9 million was unrealized, primarily related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries and loss on early extinguishment of our 2022 Notes of $10.0 million related to debt refinancing activities.

Provision for income taxes

During the fiscal first quarter ended April 4, 2021, we incurred a loss before provision from income taxes of $35.8 million and recognized a provision for income taxes of $3.3 million resulting in a negative effective tax rate of 9.2%. The effective tax rate differs from the U.S. federal statutory rate primarily due to (1) the impact of operating losses in certain subsidiaries not being benefited due to the establishment of a valuation allowance and (2) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

During the fiscal first quarter ended March 29, 2020, we incurred a loss before provision for income taxes of $97.1 million and recognized a provision for income taxes of $4.1 million resulting in a negative effective tax rate of 4.2%. The effective tax rate for the period differs from the U.S. federal statutory rate primarily due to (1) the impact of operating losses in certain subsidiaries not being benefitted due to the establishment of a valuation allowance (2) an increase in the Company’s interest expense on prior year reserves for uncertain tax positions and (3) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

Use of Non-GAAP Financial Measures

Reconciliation of Net Loss to Adjusted EBITDA

We believe that our financial statements and the other financial data included in this Quarterly Report on Form 10-Q have been prepared in a manner that complies, in all material respects, with GAAP, and are consistent with current practice, with the exception of the inclusion of financial measures that differ from measures calculated in accordance with GAAP. Adjusted EBITDA consists of net loss before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization and eliminates (i) non-operating income or expense and (ii) impacts of certain non-cash, unusual or other items that are included in net loss that we do not consider indicative of our ongoing operating performance.

We use these financial measures in the analysis of our financial and operating performance because they assist in the evaluation of underlying trends in our business. Additionally, Adjusted EBITDA is the basis we use for assessing the profitability of our geographic-based reportable segments and is also utilized as a basis for calculating certain management incentive compensation programs. In the case of Adjusted EBITDA, we believe that making such adjustments provides management and investors meaningful information to understand our operating performance and ability to analyze financial and business trends on a period-to-period basis. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We use certain of these financial measures for business planning purposes and measuring our performance relative to that of our competitors.

Other companies in our industry may calculate Adjusted EBITDA differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation of these metrics included in this Quarterly Report on Form 10-Q. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or changes in our customer base. Additionally, our presentation of Adjusted EBITDA may differ from that included in the Credit Agreement, the indenture for the 2025 Notes and the indenture for the 2028 Notes for purposes of covenant calculation.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include the fact that Adjusted EBITDA:

•	Does not reflect the significant interest expense on our debt, including the Senior Secured Credit Facilities, the 2025 Notes and the 2028 Notes;
•	eliminates the impact of income taxes on our results of operations; and
•

does not reflect any cash requirements for any future replacements of assets being depreciated and amortized, although the assets being depreciated and amortized will often have to be replaced in the future.

We compensate for these limitations by relying primarily on our GAAP results and using these financial measures only as a supplement to our GAAP results.

The following tables reconcile Net loss to Adjusted EBITDA for the periods presented:

	Fiscal First Quarter Ended
(Dollars in millions)	April 4, 2021	March 29, 2020
Net loss	$(39.1)	$(101.2)
Depreciation and amortization	82.7	79.8
Interest expense, net	43.4	52.2
Provision for income taxes	3.3	4.1
Loss on extinguishment of debt	50.3	10.0
Stock-based compensation	3.5	1.6
Restructuring and severance related costs (a)	1.3	2.4
Tax indemnification income, net	(0.2)	(2.5)
Unrealized foreign currency exchanges losses (b)	-	49.3
Other adjustments (c)	7.2	6.3
Adjusted EBITDA	$152.4	$102.0
(a)

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

(b)

Represents noncash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies primarily related to intercompany loans. In the fiscal first quarter ended April 4, 2021, we initiated programs to mitigate the impact of foreign currencies related to intercompany loans in our results, and such non-cash net unrealized losses were approximately $22 million for the fiscal quarter ended April 4, 2021. We expect these programs to continue to mitigate the impact of foreign currencies related to intercompany loans in its results in future periods, and thus we did not exclude non-cash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies from Adjusted EBITDA during the first quarter ended April 4, 2021 and onwards.

(c)

Represents miscellaneous other adjustments related to unusual items impacting our results including the elimination of management fees, non-cash derivative mark-to-market loss and certain asset write-downs. See information below:

	Fiscal First Quarter Ended
($ in millions)	April 4, 2021	March 29, 2020
EU medical device regulation transition costs	$0.9	$1.1
Principal shareholder management fee	0.8	0.8
Derivative mark-to-market loss	0.6	1.0
Other	4.9	3.4
Total other adjustments	$7.2	$6.3

Segment Results

The key indicators that we monitor are as follows:

•	Net revenue - This measure is discussed in the section entitled “Results of operations;”
•

Adjusted EBITDA — Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and also to evaluate performance under management incentive compensation programs.

	Fiscal first quarter ended
(Dollars in millions)	April 4, 2021	March 29, 2020	% Change
Segment net revenue
Americas	$321.4	$250.5	28.3%
EMEA	68.5	58.7	16.8%
Greater China	55.0	46.3	18.7%
Other	61.9	52.4	18.2%
Net revenue	506.8	407.9	24.2%

	Fiscal first quarter ended
(Dollars in millions)	April 4, 2021	March 29, 2020	% Change
Segment Adjusted EBITDA
Americas	$141.1	$108.1	30.5%
EMEA	17.5	11.7	49.6%
Greater China	25.2	18.8	34.0%
Other	19.4	15.2	27.6%
Corporate	(50.8)	(51.7)	(1.7)%
Adjusted EBITDA	152.4	102.0	49.4%

Americas

Net revenue was $321.4 million for the fiscal first quarter ended April 4, 2021 compared to net revenue of $250.5 million for the fiscal first quarter ended March 29, 2020. The increase of $70.8 million, or 28.3%, which included operational net revenue growth of 28.8% partially offset by a negative impact of 0.6% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business, including $24.0 million from our COVID-19 antibody and antigen tests, higher instrument sales in our Clinical Laboratories business, a new customer in our Donor Screening business in the United States and grant revenue related to development of our COVID-19 antibody and antigen tests.

Adjusted EBITDA was $141.1 million for the fiscal first quarter ended April 4, 2021 compared to Adjusted EBITDA of $108.1 million for the fiscal first quarter ended March 29, 2020. The increase of $33.0 million, or 30.5%, was primarily due to higher revenues and lower travel-related costs.

EMEA

Net revenue was $68.5 million for the fiscal first quarter ended April 4, 2021 compared to net revenue of $58.7 million for the fiscal first quarter ended March 29, 2020. The increase of $9.8 million, or 16.8%, which included operational net revenue growth of 8.2% and a positive impact of 8.6% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business, including $4.1 million from our COVID-19 antibody and antigen tests, and higher instrument sales in our Clinical Laboratories business.

Adjusted EBITDA was $17.5 million for the fiscal first quarter ended April 4, 2021 compared to Adjusted EBITDA of $11.7 million for the fiscal first quarter ended March 29, 2020. The increase of $5.8 million, or 49.6%, was primarily due to higher revenues and lower travel-related costs, partially offset by increased distribution costs due to higher shipment volumes and higher shipping rates as a result of the ongoing global COVID-19 pandemic.

Greater China

Net revenue was $55.0 million for the fiscal first quarter ended April 4, 2021 compared to net revenue of $46.3 million for the fiscal first quarter ended March 29, 2020. The increase of $8.7 million, or 18.7%, which included operational net revenue growth of 10.5% and a positive impact of 8.2% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories and Immunohematology businesses.

Adjusted EBITDA was $25.2 million for the fiscal first quarter ended April 4, 2021 compared to Adjusted EBITDA of $18.8 million for the fiscal first quarter ended March 29, 2020. The increase of $6.4 million, or 34.0%, was primarily due to higher revenues.

Other

Net revenue was $61.9 million for the fiscal first quarter ended April 4, 2021 compared to net revenue of $52.4 million for the fiscal first quarter ended March 29, 2020. The increase of $9.5 million, or 18.2%, which included operational net revenue growth of 15.1% and a positive impact of 3.1% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business.

Adjusted EBITDA was $19.4 million for the fiscal first quarter ended April 4, 2021 compared to Adjusted EBITDA of $15.2 million for the fiscal first quarter ended March 29, 2020. The increase of $4.2 million, or 27.6%, was primarily due to higher revenues and lower travel-related costs.

 Liquidity and capital resources

During the fiscal first quarter ended April 4, 2021, we completed our IPO of ordinary shares at a price of $17.00 per share, generating net proceeds of $1,426.4 million after deducting underwriting discounts and commissions and estimated offering expenses. We used a portion of the net proceeds from the IPO (i) to redeem $160 million of its 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, (ii) to redeem $270 million of its 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium, (iii) to repay $892.7 million in aggregate principal amount of borrowings under its Dollar Term Loan Facility and (iv) for working capital and general corporate purposes.

During January 2020, we amended our Revolving Credit Facility, entered into the Euro Term Loan Facility and issued the 2028 Notes. Concurrently with the issuance of the 2028 Notes, we entered into a $350 million U.S. Dollar-equivalent swap to Japanese Yen-denominated interest at a weighted average rate of 5.56% with a five-year term. During June 2020, we issued the 2025 Notes. On April 1, 2021, we terminated the cross currency swaps which resulted in a net settlement of $12.8 million, with cash received subsequent to April 4, 2021.

As of April 4, 2021 and January 3, 2021, we have no outstanding borrowings under the Revolving Credit Facility. Letters of credit issued under the Revolving Credit Facility totaled $37.0 million and $37.5 million as of April 4, 2021 and January 3, 2021, respectively. Our availability under the Revolving Credit Facility was $463.0 million and $312.5 million as of April 4, 2021 and January 3, 2021, respectively.

In fiscal year 2016, we entered into the Financing Program with Wells Fargo Bank, N.A. The Financing Program is secured by receivables from the Ortho U.S. business that are sold or contributed to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase or receipt of the receivables and subsequent granting of a security interest to the financial institution under the program, and its assets are available first to satisfy obligations and are not available to pay creditors of our other legal entities. Under the Financing Program, we may borrow up to the lower of $75 million or 85% of the eligible accounts receivable borrowing base. At April 4, 2021 and January 3, 2021, the eligible accounts receivable borrowing base was $75.0 million and $81.4 million, respectively. Interest on outstanding borrowing under the Financing Program is charged based on a per annum rate equal to LIBOR Rate (with a floor of zero percent and as defined in the agreement) plus the LIBOR Rate Margin (2.25 percentage points) if the related loan is a LIBOR Rate Loan. Otherwise, the per annum rate is equal to a Base Rate (as defined in the agreement) plus the Base Rate Margin (1.25 percentage points). Interest is due and payable, in arrears, on the first day of each month. The Financing Program is also subject to termination under standard events of default as defined. Costs related to the Financing Program of $1.0 million were recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the Financing Program. As of April 4, 2021 and January 3, 2021, the remaining unamortized balance was $0.1 million and $0.2 million, respectively. On January 24, 2019, we extended the maturity of our Financing Program from September 23, 2019 to January 24, 2022. In addition, we amended our Financing Program terms to increase availability under the terms of the program within the existing $75 million limit of the agreement.

Historical cash flows

The following table presents a summary of our net cash inflows (outflows) for the periods shown:

	Fiscal First Quarter Ended
(Dollars in millions)	April 4, 2021	March 29, 2020
Net cash used in operating activities	$(9.9)	$(17.5)
Net cash used in investing activities	(10.7)	(18.3)
Net cash provided by financing activities	41.1	316.2

Fiscal first quarter ended April 4, 2021

Net cash flows used in operating activities

Net cash used in operating activities was $9.9 million for the fiscal first quarter ended April 4, 2021. Factors resulting in cash used in operating activities included payment of interest on borrowings of $53.8 million, settlement of accounts payable and an increased investment in inventories of $41.7 million, which includes $25.6 million of instrument inventories that were transferred from Inventories to Property, plant and equipment, net, related to customer leased instruments as well as an increase in accounts receivable of $10.3 million. These cash outflows were offset by cash inflows from earnings before interest, taxes, depreciation and amortization expense and other non-cash items.

Net cash flows used in investing activities

Purchases of property, plant and equipment during the fiscal first quarter ended April 4, 2021 were $13.4 million. In addition, we made noncash transfers of $25.6 million of instrument inventories from “Inventories” to “Property, plant and equipment, net,” further increasing our investment in property, plant and equipment.

Net cash flows provided by financing activities

During the fiscal first quarter ended April 4, 2021, net proceeds from our initial public offering of $1,421.4 million were partially offset by payments of long-term borrowings of $1,375.9 million.

Fiscal first quarter ended March 29, 2020

Net cash flows used in operating activities

Net cash used in operating activities was $17.5 million for the fiscal first quarter ended March 29, 2020. Factors resulting in cash used in operating activities included payment of interest on borrowings of $66.6 million, settlement of accounts payable and an increased investment in inventories of $40.9 million, which includes $27.7 million of instrument inventories that were transferred from “Inventories” to “Property, plant and equipment, net,”. These cash outflows were offset by cash inflows from earnings before interest, taxes, depreciation and amortization expense and net collections of accounts receivable of $21.6 million.

Net cash flows used in investing activities

Purchases of property, plant and equipment during the fiscal first quarter ended March 29, 2020 were $18.1 million. In addition, we made noncash transfers of $27.7 million of instrument inventories from “Inventories” to “Property, plant and equipment, net,” further increasing our investment in property, plant and equipment.

Net cash flows provided by financing activities

During the fiscal first quarter ended March 29, 2020, net short-term borrowings were $299.3 million. Net proceeds from the issuance of the 2028 Notes and Euro Term Loan of $1,032.2 million were offset by payments on the 2022 Notes of $1,015.5 million.

Debt capitalization

As of April 4, 2021 and January 3, 2021, we had $153.8 million and $132.8 million of cash and cash equivalents, respectively. As of April 4, 2021 and January 3, 2021, $114.1 million and $108.8 million, respectively, of these cash and cash equivalents were maintained in non-U.S. jurisdictions in foreign currencies. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

The following table details our debt outstanding as of April 4, 2021 and January 3, 2021:

(Dollars in millions)	April 4, 2021	January 3, 2021
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$2,185.5
Euro Term Loan Facility	392.9	408.9
Revolving Credit Facility	—	—
2028 Notes	405.0	675.0
2025 Notes	240.0	400.0
Accounts Receivable Financing	72.2	75.0
Sale and Leaseback Financing	-	20.5
Capital lease obligation	0.9	1.0
Other short-term borrowings	3.7	0.9
Other long-term borrowings	3.6	3.9
Unamortized deferred financing costs	(25.1)	(40.9)
Unamortized original issue discount	(6.3)	(11.3)
Total borrowings	2,379.7	3,718.5
Less: Current portion	(139.4)	(160.0)
Long-term borrowings	$2,240.3	$3,558.5

As of April 4, 2021 and January 3, 2021, there were no outstanding borrowings under the Revolving Credit Facility. As of April 4, 2021 and January 3, 2021, letters of credit issued under the Revolving Credit Facility totaled $37.0 million and $37.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $463.0 million and $312.5 million as of April 4, 2021 and January 3, 2021. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements or require us to remain below a specific credit coverage threshold. We believe that we are and will continue to be in compliance with these covenants.

On February 5, 2021, we entered into a fifth amendment of our Credit Agreement governing our Senior Secured Credit Facilities, which increased the Revolving Credit Facility contained in the credit agreement by $150 million to an aggregate amount of $500 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the fifth amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing Indebtedness (as defined in the Credit Agreement) with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. All other terms of the Senior Secured Credit Facilities will remain substantially the same except as otherwise amended by the fifth amendment.

As of April 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $9.7 million and $17.3 million, respectively. As of April 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $4.3 million and $4.6 million, respectively. As of April 4, 2021 and January 3, 2021, the remaining unamortized balance related to the Revolving Credit Facility was $4.0 million and $3.4 million, respectively. The effective interest rate of the Dollar Term Loan Facility and Euro Term Loan Facility as of April 4, 2021 is 5.76% and 3.88%, respectively.

On January 27, 2020, we issued $675 million aggregate principal amount of 7.250% Senior Notes due 2028, on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are our senior unsecured obligations and the 2028 Notes and the guarantees rank equally in right of payment with all of the Lux Co-Issuer’s and U.S. Co-Issuer’s (together, the “Issuers”) and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities and the Financing Program, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of our non-guarantor subsidiaries. We incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes. On February 5, 2021, we used a portion of the proceeds from its IPO to redeem $270 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium, respectively.

Concurrent with the issuance of the $675 million aggregate principal amount of 2028 Notes, we entered into a $350 million U.S. Dollar equivalent swap to Japanese Yen-denominated interest at a weighted average rate of 5.56%, for a five-year term. On April 1, 2021, we terminated the cross currency swaps which resulted in a net settlement of $12.8 million, with cash received subsequent to April 4, 2021.

On June 11, 2020, we issued $400 million aggregate principal amount of 7.375% Senior Notes due 2025 on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and the guarantees thereof are our unsecured obligations and the 2025 Notes and the guarantees thereof rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes. The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities and the Financing Program, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. We incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes. On February 5, 2021, we used a portion of the proceeds from its IPO to redeem $160 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $14.5 million, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of the redemption premium, respectively.

We or our affiliates, including investment funds affiliated with Carlyle, at any time and from time to time, may purchase Senior Notes or other indebtedness of the Company. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine. Such purchases could result in a change to the allocation between the Issuers of the indebtedness represented by the Senior Notes and could have important tax consequences for holders of the Senior Notes.

Liquidity Outlook

Short-term liquidity outlook

We expect that our cash and cash equivalents, cash flows from operations and amounts available under the Revolving Credit Facility will be sufficient to meet debt service requirements, working capital requirements, and capital expenditures through the end of 2021. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the fiscal first quarter ended April 4, 2021, we transferred $25.6 million of instrument inventories from Inventories to Property, plant and equipment, further increasing our investment in property, plant and equipment. We currently estimate that we will transfer additional instrument inventories of approximately $121 million during the remainder of fiscal 2021.

Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund continuing operations for the next 12 months. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements and require us to remain below a specific credit coverage threshold. Our credit agreement has a financial covenant (ratio of Net First Lien Secured Debt to Adjusted EBITDA not to exceed 6-to-1, subject to two 50 basis point step-downs on June 30, 2021 and September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date. As of April 4, 2021, we had no outstanding borrowings under our Revolving Credit Facility. Due to the current economic and business uncertainty resulting from the ongoing COVID-19 pandemic, from time to time we may borrow from our Revolving Credit Facility, if needed, for the remainder of fiscal year 2021. We believe that we will continue to comply with the financial covenant for the next 12 months. In the event we do not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the revolving facility. If the lenders on the revolving facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness. We believe that we will continue to be in compliance with these covenants. However, should it become necessary, we may seek to raise additional capital within the next 12 months through borrowings on credit facilities, other financing activities and/or the private sale of equity securities.

Long-term liquidity outlook

UK Holdco is a holding company with no business operations or assets other than cash, the capital stock of our direct and indirect subsidiaries, miscellaneous administrative costs and intercompany loan receivables. Consequently, UK Holdco is dependent on loans, dividends, interest and other payments from its subsidiaries to make principal and interest payments on our indebtedness, meet working capital requirements and make capital expenditures. As presently structured, its operating subsidiaries are the sole source of cash for such payments and there is no assurance that the cash for those interest payments will be available. We believe our organizational structure will allow the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs. In the future, the Issuers and borrowers under our Senior Secured Credit Facilities may also need to refinance all or a portion of the borrowings under the Senior Notes and the Senior Secured Credit Facilities on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in Part 1, Item 1A, “Risk factors” and “Special note regarding forward-looking statements” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recent accounting pronouncements

Information regarding new accounting pronouncements is included in Note 3 – Summary of Significant Accounting to the consolidated financial statements.

Critical accounting estimates and summary of significant accounting policies

Significant accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied preparing our interim unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no changes to our critical accounting estimates and significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Off balance sheet arrangements

We do not have any significant off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest exposure will relate to outstanding amounts under our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $2,185.8 million, including up to $500.0 million under our Revolving Credit Facility. Assuming our Senior Secured Credit Facilities are fully drawn (and to the extent that LIBOR is in excess of the 0.00% floor rate of our Senior Secured Credit Facilities), each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our Senior Secured Credit Facilities by approximately $2.7 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Senior Secured Credit Facilities, see “Risk factors—Risks related with our indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.”

We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. As of April 4, 2021, we have an interest rate cap agreement to hedge our interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities with an interest rate cap amount of 3.5%, with caplets that mature through December 31, 2023.

We also entered into an interest rate swap agreement, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.635% and receive a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month through December 31, 2023. As of April 4, 2021, the notional amount of the interest rate swap was $700.0 million. The notional value of this instrument is expected to be $1,500 million in fiscal 2021, $1,000 million in fiscal 2022 and $500 million in fiscal 2023.

Foreign exchange rates risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 46% of our revenue for the fiscal quarter ended April 4, 2021 outside the United States. As discussed previously, we completed the acquisition of certain Day 2 Countries during fiscal year 2017. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Our foreign assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rate for each relevant period. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $8.8 million for the fiscal first quarter ended April 4, 2021. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $10.8 million for the fiscal quarter ended March 29, 2020. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.

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

Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. During the fiscal first quarters ended April 4, 2021 and March 29, 2020, we recorded foreign currency exchange gains of $0.9 million and losses of $48.3 million, respectively. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We may enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.

We have entered into foreign-currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with total notional amount of $1,897.5 million as of April 4, 2021, with maturity dates through February 2025. Foreign-currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of April 4, 2021 and the unrealized loss of $1.3 million is reported as a component of other comprehensive loss, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual gains upon settlement of $3.5 million and $5.4 million were recognized in earnings during the fiscal first quarters ended April 4, 2021 and March 29, 2020, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 4, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time a party to legal proceedings which arise in the normal course of business. We do not believe any pending litigation to be material, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. See Note 14 - Commitments and contingencies to the interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended January 3, 2021 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Association of Ortho Clinical Diagnostics Holdings plc	8-K	001-39956	3.1	February 4, 2021

4.1	Form of Share Certificate for Ordinary Shares	S-1/A	333-251875	4.3	January 19, 2021

10.1	Principal Shareholders Agreement, dated as of January 25, 2021, by and among Ortho Clinical Diagnostics Holdings plc and the other parties named therein	10-K	001-39956	10.2	March 19, 2021

10.2	Shareholders Agreement of Ortho Clinical Diagnostics Holdings plc, dated as of January 25, 2021, by and among Ortho Clinical Diagnostics Holdings plc and the other parties named therein	10-K	001-39956	10.3	March 19, 2021

10.3	Amendment No. 5 to the Credit Agreement, dated as of February 9, 2021, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-39956	10.1	February 9, 2021

10.4	Ortho Clinical Diagnostics Holdings plc 2021 Incentive Award Plan	S-8	333-251875	10.1	February 9, 2021

10.5	Amended and Restated Employment Agreement, dated January 18, 2021, by and between Ortho-Clinical Diagnostics Bermuda Co. Ltd. and Christopher Smith	S-1	333-251875	10.17	January 19, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 18, 2021	By:	/s/ Chris Smith
Chris Smith
Chairman and Chief Executive Officer

Date: May 18, 2021	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer