Form 10-Q
period 2021-07-04
Ortho Clinical Diagnostics Holdings plc
filed 2021-08-09
CIK 1828443

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2021, the registrant had 235,133,845 ordinary shares outstanding ($0.00001 par value per share).

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net revenue	$492.5	$390.5	$999.3	$798.5
Cost of revenue, excluding amortization of intangible assets	248.1	202.9	496.3	416.1
Gross profit	244.4	187.6	503.0	382.4
Selling, marketing and administrative expenses	138.7	109.5	270.2	226.9
Research and development expense	30.4	25.8	59.3	49.4
Amortization of intangible assets	33.5	32.6	66.9	65.6
Other operating expense, net	10.5	4.4	17.9	13.3
Income from operations	31.3	15.3	88.8	27.2
Interest expense, net	33.0	47.5	76.4	99.7
Tax indemnification income, net	(0.2)	(2.4)	(0.4)	(4.9)
Other expense, net	3.4	7.7	53.4	67.0
Loss before provision for income taxes	(4.9)	(37.5)	(40.7)	(134.6)
Provision for income taxes	15.1	3.8	18.4	7.9
Net loss	$(20.0)	$(41.3)	$(59.1)	$(142.5)
Basic and diluted net loss per ordinary share	$(0.09)	$(0.28)	$(0.27)	$(0.97)
Basic and diluted weighted-average ordinary shares outstanding	234.6	146.4	220.4	146.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In millions)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss	$(20.0)	$(41.3)	$(59.1)	$(142.5)
Other comprehensive income (loss), before tax:
Foreign currency derivatives	0.7	(3.7)	4.3	1.2
Interest rate derivatives	4.4	(6.1)	16.8	(50.0)
Foreign currency translation adjustments	1.1	4.4	(7.7)	(6.4)
Other comprehensive income (loss), before tax	6.3	(5.4)	13.5	(55.2)
Income tax provision related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	6.3	(5.4)	13.5	(55.2)
Comprehensive loss	$(13.7)	$(46.7)	$(45.6)	$(197.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Balance Sheets

(Unaudited)

(In millions, except share and per share data)

	July 4, 2021	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$200.9	$132.8
Accounts receivable (net of allowance for credit losses of $9.7 and $9.8, respectively)	226.4	318.7
Inventories	305.0	278.7
Other current assets	136.6	127.0
Total current assets	868.9	857.2
Property, plant and equipment, net	799.5	832.0
Goodwill	578.4	580.1
Intangible assets, net	950.7	1,016.7
Deferred income taxes	7.3	8.0
Other assets	99.5	107.5
Total assets	$3,304.2	$3,401.5
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$146.4	$146.2
Accrued liabilities	230.6	284.7
Deferred revenue	36.6	35.5
Current portion of borrowings	65.6	160.0
Total current liabilities	479.1	626.4
Long-term borrowings	2,229.4	3,558.5
Employee-related obligations	39.6	39.3
Other liabilities	99.0	120.8
Deferred income taxes	81.5	67.3
Total liabilities	2,928.7	4,412.3
Commitments and contingencies (Note 15)
Shareholders’ Equity (Deficit):
Preferred redeemable shares, $1.39 nominal value per share, 50,000 and no shares issued and outstanding as of July 4, 2021 and January 3, 2021, respectively	0.1	—
Ordinary shares, $0.00001 par, 1,000,000,000 shares authorized, 234,921,002 and 147,295,511 shares issued and outstanding as of July 4, 2021 and January 3, 2021, respectively	—	—
Additional paid-in capital	2,407.0	975.1
Accumulated deficit	(1,976.6)	(1,917.5)
Accumulated other comprehensive loss	(54.9)	(68.4)
Total shareholders’ equity (deficit)	375.6	(1,010.8)
Total liabilities and shareholders’ equity (deficit)	$3,304.2	$3,401.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(In millions, except share data)

	Ordinary shares issued	Ordinary share par value	Preferred redeemable shares issued	Preferred redeemable shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of April 4, 2021	234,843,052	$—	50,000	$0.1	$2,394.3	$(1,956.6)	$(61.2)	$376.6
Net loss	—	—	—	—	—	(20.0)	—	(20.0)
Adjustments of offering costs related to initial public offering	—	—	—	—	0.4	—	—	0.4
Exercise of stock options	77,950	—	—	—	1.2	—	—	1.2
Recognition of stock-based compensation	—	—	—	—	11.0	—	—	11.0
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	0.7	0.7
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	4.4	4.4
Foreign currency translation adjustments	—	—	—	—	—	—	1.1	1.1
Balance as of July 4, 2021	234,921,002	$—	50,000	$0.1	$2,407.0	$(1,976.6)	$(54.9)	$375.6

	Ordinary shares issued	Ordinary share par value	Preferred redeemable shares issued	Preferred redeemable shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of March 29, 2020	146,526,769	$—	—	$—	$966.5	$(1,806.8)	$(121.7)	$(962.0)
Net loss	—	—	—	—	—	(41.3)	—	(41.3)
Exercise of stock options	33,553	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	2.2	—	—	2.2
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	(3.7)	(3.7)
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	(6.1)	(6.1)
Foreign currency translation adjustments	—	—	—	—	—	—	4.4	4.4
Balance as of June 28, 2020	146,560,322	$—	—	$—	$968.7	$(1,848.1)	$(127.1)	$(1,006.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(In millions, except share data)

	Ordinary shares issued	Ordinary share par value	Preferred redeemable shares issued	Preferred redeemable shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of January 3, 2021	147,295,511	$—	—	$—	$975.1	$(1,917.5)	$(68.4)	$(1,010.8)
Net loss	—	—	—	—	—	(59.1)	—	(59.1)
Issuance of ordinary shares from initial public offering, net of commissions, underwriting discounts and offering costs	87,400,000	—	—	—	1,415.2	—	—	1,415.2
Issuance of incorporation shares consisting of ordinary share and preferred redeemable shares	1	—	50,000	0.1	—	—	—	0.1
Exercise of stock options	225,490	—	—	—	2.2	—	—	2.2
Recognition of stock-based compensation	—	—	—	—	14.5	—	—	14.5
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	4.3	4.3
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	16.8	16.8
Foreign currency translation adjustments	—	—	—	—	—	—	(7.7)	(7.7)
Balance as of July 4, 2021	234,921,002	$—	50,000	$0.1	$2,407.0	$(1,976.6)	$(54.9)	$375.6

	Ordinary shares issued	Ordinary share par value	Preferred redeemable shares issued	Preferred redeemable shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 29, 2019	146,437,546	$—	—	$—	$964.7	$(1,705.6)	$(71.9)	$(812.8)
Net loss	—	—	—	—	—	(142.5)	—	(142.5)
Exercise of stock options	122,776	—	—	—	0.2	—	—	0.2
Recognition of stock-based compensation	—	—	—	—	3.8	—	—	3.8
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	1.2	1.2
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	(50.0)	(50.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.4)	(6.4)
Balance as of June 28, 2020	146,560,322	$—	—	$—	$968.7	$(1,848.1)	$(127.1)	$(1,006.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Fiscal Six Months Ended
	July 4, 2021	June 28, 2020
Cash Flows from Operating activities:
Net loss	$(59.1)	$(142.5)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	165.8	159.7
Unrealized foreign exchange (gains) losses, net	(13.8)	55.9
Loss on extinguishment of debt	50.3	12.6
Amortization of deferred financing costs and original issue discount	4.4	5.3
Stock-based compensation	14.5	3.8
Deferred tax provision (benefit)	14.6	(0.1)
Change in allowance for credit losses	0.6	1.1
Other non-cash, net	(20.4)	1.8
Changes in operating assets and liabilities:
Accounts receivable	89.2	52.2
Inventories	(85.9)	(92.4)
Other current and non-current assets	(7.6)	(27.3)
Accounts payable and accrued liabilities	(38.6)	(90.2)
Deferred revenue	1.2	(5.3)
Other current and non-current liabilities	7.6	1.9
Cash provided by (used in) operating activities	122.8	(63.5)
Cash Flows from Investing activities:
Purchases of property, plant and equipment	(19.6)	(24.3)
Proceeds from cross currency swaps	15.2	—
Milestone payments and other, net	0.1	(1.2)
Cash used in investing activities	(4.3)	(25.5)
Cash Flows from Financing activities:
Proceeds from initial public offering	1,426.4	—
Payment of initial public offering costs	(6.8)	—
Proceeds from long-term borrowings	—	1,422.7
Payments on long-term borrowings	(1,392.1)	(1,331.8)
Payments on short-term borrowings, net	(79.9)	(3.1)
Proceeds from exercise of stock options	2.2	0.2
Cash (used in) provided by financing activities	(50.2)	88.0
Effect of exchange rate changes on cash	(1.0)	(2.7)
Increase (decrease) in cash, cash equivalents and restricted cash	67.3	(3.7)
Cash, cash equivalents and restricted cash at beginning of period	144.2	84.0
Cash, cash equivalents and restricted cash at end of period	$211.5	$80.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

(1)	General and description of the business

Ortho Clinical Diagnostics Holdings plc (“UK Holdco”), formerly known as Ortho-Clinical Diagnostics Bermuda Co. Ltd. (“Bermuda Holdco”), is a public limited company incorporated under the laws of England and Wales. UK Holdco became the new holding company of Bermuda Holdco and its subsidiaries and upon incorporation, UK Holdco had an initial share capital of one ordinary share and 50,000 preferred redeemable shares (“Incorporation Shares”). On January 25, 2021, The Carlyle Group L.P. (“Carlyle”), and all other shareholders of Bermuda Holdco contributed all of their outstanding equity interests in Bermuda Holdco to UK Holdco in exchange for ordinary shares of UK Holdco on a 1-for-1 basis (“Reorganization Transactions”).

UK Holdco is a holding company with no business operations or assets other than cash, intercompany receivables, miscellaneous administrative costs and guarantees of certain obligations of Ortho-Clinical Diagnostics, Inc. (“Ortho U.S.”) and 100% of its ownership interest of Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., which itself is a holding company with no operations or assets other than cash, intercompany receivables, miscellaneous administrative costs and its ownership of 100% of the capital stock of Ortho-Clinical Diagnostics S.A. (“LuxCo”). LuxCo, together with its indirect wholly owned subsidiary, Ortho U.S., are co-borrowers under the Senior Secured Credit Facilities and co-issuers of the Notes (each as defined in Note 7). UK Holdco’s global operations are conducted by indirect wholly owned subsidiaries. The terms “we”, “us”, “our”, “its”, and the “Company” refer to UK Holdco and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

The Company is a leading global provider of in-vitro diagnostics (“IVD”) solutions to the clinical laboratory and transfusion medicine communities. The Company maintains a commercial presence in more than 130 countries and territories. The Company’s instruments, assays, reagents and other consumables are used in hospitals, laboratories, clinics, blood banks and donor centers worldwide. The Company is globally operated with manufacturing facilities in the United States (“U.S.”) and the United Kingdom (“U.K.”) and with sales centers, administrative offices and warehouses located throughout the world.

Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The Company has a direct commercial presence in more than 30 countries, including many of the regions most impacted by the COVID-19 pandemic. A decrease in shipments to the Company’s customers began to occur during the fiscal quarter ended June 28, 2020 in many countries, including the U.S. As a result, during the fiscal year ended January 3, 2021, the Company experienced decreased revenues and incurred idle or underutilized facilities costs, higher freight and higher distribution costs compared to the periods prior to the pandemic. During the fiscal quarter ended January 3, 2021, while the Company started to experience some recovery in the base business of its core revenue, which continued through the fiscal six months ended July 4, 2021, the Company continued to experience higher distribution costs due to higher shipping rates as a result of the COVID-19 pandemic, and a decline in revenue from sales of the Company’s COVID-19 antibody and antigen tests during the period.

During the fiscal quarter ended April 4, 2021, the Company completed its initial public offering (“IPO”) of ordinary shares at a price of $17.00 per share. The Company issued and sold 87,400,000 ordinary shares in the IPO, including 11,400,000 ordinary shares issued pursuant to the full exercise of the underwriters option to purchase additional shares. The ordinary shares sold in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on January 29, 2021. The offering generated net proceeds of $1,426.4 million after deducting underwriting discounts and commissions.

The Company used a portion of the net proceeds from the IPO (i) to redeem $160.0 million of its 2025 Notes (as defined in Note 7), plus accrued interest thereon and $11.8 million of redemption premium, (ii) to redeem $270.0 million of its 2028 Notes (as defined in Note 7), plus accrued interest thereon and $19.6 million of redemption premium, (iii) to repay $892.7 million in aggregate principal amount of borrowings under its Dollar Term Loan Facility (as defined in Note 7) and (iv) for working capital and general corporate purposes.

These unaudited consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As shown in the unaudited consolidated financial statements, the Company has total Cash and cash equivalents of $200.9 million and an Accumulated deficit of $1,976.6 million as of July 4, 2021. The Company reported a Net loss of $59.1 million and Cash provided by operating activities of $122.8 million during the fiscal six months ended July 4, 2021. The Company’s primary future cash needs will be to meet debt service requirements, working capital needs and capital expenditures. Management is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The Company’s debt agreements contain various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements and require the Company to remain below a specific credit coverage threshold. The Company’s Credit Agreement (as defined in Note 7) has a financial covenant referred to as the First Lien Net Leverage Ratio, (as defined in the Credit Agreement, not to exceed 5.5-to-1, subject to a 50 basis point step-down on September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility (as defined in Note 7) exceed 30% of the committed amount at any period end reporting date. Under the terms of the Credit Agreement, during the fiscal quarter ended July 4, 2021, the Company achieved a 50 basis point step-down on the interest rate on its Senior Secured Credit Facilities (as defined in Note 7) as a result of meeting its First Lien Net Leverage Ratio targets. As of July 4, 2021, the Company had no outstanding borrowings under its Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $33.2 million. As of July 4, 2021, the Company was in compliance with the financial covenant. In the event the Company does not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the Revolving Credit Facility. If the lenders on the Revolving Credit Facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness.

The Company evaluated its liquidity position and ability to comply with financial covenants in its Revolving Credit Facility as of the date of the issuance of these unaudited consolidated financial statements. Based on this evaluation, management believes that the Company’s financial position, Cash provided by operating activities combined with Cash and cash equivalents, and borrowing capacity available under its Revolving Credit Facility, will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital requirements for a period of at least the next 12 months from the issuance of these unaudited consolidated financial statements.

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
(2)	Basis of presentation of the unaudited consolidated financial statements

These unaudited consolidated financial statements for the Company include the accounts of UK Holdco and its subsidiaries. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results for the fiscal quarter and six months ended July 4, 2021 should not be considered indicative of results for the fiscal year ended January 2, 2022. These unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the fiscal year ending January 3, 2021 in the Company’s most recent Annual Report on Form 10-K.

The Company follows the concept of a fiscal year which ends on the Sunday nearest to the end of the month of December, and fiscal quarters which end on the Sunday nearest to the end of the months of March, June, and September. Each fiscal quarter presented in this Quarterly Report on Form 10-Q consists of 13 weeks.

Amounts reported in millions have been calculated based on underlying, unrounded amounts. Amounts presented in tables may not total due to rounding. Percentages have been calculated using underlying, unrounded amounts.

Stock Split

On January 18, 2021, the Company approved an issuance of 54,860,691 shares, or an additional 0.5934 share for each existing share, which effected a 1.5934-for-1 stock split of its ordinary shares. All references to share and per share amounts in the Company’s unaudited consolidated financial statements have been retrospectively revised to reflect the stock split.
(3)	Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra period tax allocations, interim period accounting for enacted changes in tax law, and the

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

year-to-date loss limitation in interim period tax accounting. The Company adopted this guidance on January 4, 2021 and the adoption did not have a material impact on the Company’s unaudited consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. The optional amendments can be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The guidance is not currently applicable to the Company. In a future period, the Company may apply elections and evaluate the impact of adoption, as applicable.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which amends the accounting for lease contracts that have variable lease payments that do not depend on a reference index or rate, and which would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Upon adoption, lessors will classify and account for leases with variable payments that do not depend on a reference index or rate as an operating lease if the lease would have been classified as a sales-type or direct financing lease, and if the lessor would have otherwise recognized a loss at lease commencement. The guidance in ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, and can be applied either prospectively or retrospectively for reporting entities that have adopted Topic 842 prior to the issuance date of this amendment. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.
(4)	Net loss per share

Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Potential ordinary share equivalents are calculated using the treasury stock method. The Company excludes potential ordinary share equivalents from the calculation if the effect would be anti-dilutive. For each period below, the Company incurred a Net loss. As such, the following potential ordinary share equivalents were excluded from the calculations of Diluted net loss per ordinary share in the respective period below because the effect was anti-dilutive:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Stock options	15,857,759	15,036,782	15,857,759	15,036,782
Unvested restricted shares and restricted stock units	1,177,089	333,878	1,177,089	333,878
	17,034,848	15,370,660	17,034,848	15,370,660

(5)	Revenue

Product Revenue

Revenue from contracts with customers is recognized when obligations under the terms of a contract with a customer are satisfied. This occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: (i) the Company has a contract with a customer that creates enforceable rights and obligations; (ii) promised products or services are identified; (iii) the transaction price, or consideration the Company expects to receive for transferring the goods or providing services, is determinable; and (iv) the Company has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

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

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

other consumables, the Company recognizes revenue upon shipment or delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time using a time-based model, which is consistent with the pattern in which we provide the services.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company may also enter into transactions that involve multiple performance obligations, such as the sale of products and related services. For transactions with multiple performance obligations, the Company allocates the consideration to the deliverables by use of the relative standalone selling price method.

Variable consideration

The Company recognizes product revenues at the net sales price, which includes estimates of variable consideration related to rebates and volume discounts. Rights of return are generally not included in the Company’s arrangements with customers. Management’s estimates of rebates and discounts are determined using the expected value method and take into consideration historical experience, contractual and statutory requirements, and other relevant information, such as forecasted activity. These reserves reflect the Company’s best estimate of the amount of consideration to which it is entitled. The amount of variable consideration included in the net sales price is limited to the amount that is probable and not to result in a significant future reversal of cumulative revenue under the contract.

Reagent rental programs

A portion of the Company’s product revenue includes revenue earned under reagent rental programs which provides customers the right to use instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase reagents, assays and consumables. For these arrangements, the contract consideration is allocated between the lease component related to the instruments and the non-lease component related to the reagents, assays and consumables based on the relative standalone prices for each component. Revenue is recognized when control has transferred for the reagents, assays and consumables. Costs related to product sales are recognized at time of delivery. The Company capitalizes the cost of the instrument within Property, plant and equipment, net and amortizes these amounts on a straight-line basis over the term of the minimum purchase agreement to Cost of revenue, excluding amortization of intangible assets. The Company’s reagent rental agreements may require the customers to commit to making minimum reagent purchases over the lease term, which is typically five years. In certain jurisdictions, the Company has concluded that these minimum purchase commitments represent legally enforceable rights pursuant to the lease. If a contract contains a legally enforceable minimum purchase commitment, the minimums are considered in-substance fixed lease payments and the Company will evaluate the probability of collecting the lease payments. If collection is probable, for operating leases, the lease payments will be recognized on a straight-line basis over the lease term. If collection is not probable, for reagent rental agreements classified as operating leases, the lease income recognized by the Company is limited to the lesser of the income that would be recognized on a straight-line basis over the lease term or the lease payments, including variable lease payments, that have been collected from the lessee. In certain other jurisdictions, the Company has concluded that the minimum purchase commitments within the Company’s reagent rental agreements are not legally enforceable and, therefore, the entire contract consideration is concluded to be variable. The Company recognizes the variable payments that relate to the lease component as rental income when the variability is resolved, and the underlying reagent sale occurs. Revenue earned under sales-type leases is recognized at the beginning of the lease, as well as a lease receivable and unearned interest associated with the lease.

Contract balances

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract asset”). Contract assets are included within Other current assets or Other assets in the Company’s unaudited consolidated balance sheet and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of Contract assets recorded in the Company’s consolidated balance sheets were as follows:

	July 4, 2021	January 3, 2021
Other current assets	$45.0	$40.4
Other assets	2.4	2.4
Total contract assets	$47.3	$42.8

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The contract asset balance consists of the following components:

•

A customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $14.3 million and $15.1 million as of July 4, 2021 and January 3, 2021, respectively, of which $2.4 million was recorded in Other assets as of both July 4, 2021 and January 3, 2021.

•

Contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $32.8 million and $24.3 million as of July 4, 2021 and January 3, 2021, respectively.

•

One of the Company’s contract manufacturing agreements that recognizes revenue as the products are manufactured. The balance of the contract asset related to this arrangement was $0.2 million and $3.4 million as of July 4, 2021 and January 3, 2021, respectively.

The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the fiscal quarter and six months ended July 4, 2021 and June 28, 2020, respectively.

The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or noncurrent based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $36.6 million and $35.5 million as of July 4, 2021 and January 3, 2021, respectively. The Company has one arrangement with a customer that is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $6.0 million and $6.6 million as of July 4, 2021 and January 3, 2021, respectively, and was included in Other liabilities in the unaudited consolidated balance sheets. The amount of deferred revenue as of January 3, 2021 that was recorded in revenue during the fiscal six months ended July 4, 2021 was $26.8 million.

Disaggregation of revenue

The Company generates product revenue in the following lines of business:

•	Clinical Laboratories—Focused on clinical chemistry and immunoassay instruments and tests to detect and monitor disease progression across a broad spectrum of therapeutic areas.
•

Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to ensure patient-donor compatibility in blood transfusions, and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the United States.

•	Other Product Revenue—Includes revenues primarily from contract manufacturing.

The Company also enters into collaboration and license agreements pursuant to which the Company derives collaboration and royalty revenues. During the fiscal quarter ended September 27, 2020, the Company entered into two agreements with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services (“HHS”), for two awards of up to $13.6 million to develop and submit Emergency Use Authorizations and 510(k) applications to the U.S. Food and Drug Administration (“FDA”) for its COVID-19 antigen and antibody tests, respectively. An additional award was granted to the Company on April 16, 2021 for an amount up to $3.6 million to submit a 510(k) application for its COVID-19 antigen test. During the fiscal quarter and six months ended July 4, 2021, the Company recognized $1.8 million and $5.8 million, respectively, of grant revenue related to these grants based upon project milestones completed to date.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The following table summarizes Net revenue by line of business for the fiscal quarters and six months ended July 4, 2021 and June 28, 2020:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Clinical Laboratories	$323.3	$260.3	$657.3	$516.6
Transfusion Medicine	162.4	125.9	323.8	273.9
Other Product Revenue	1.3	0.3	5.6	0.3
Total Product Revenue	487.0	386.5	986.7	790.8
Collaborations and Other Revenue	5.5	4.0	12.6	7.7
Net Revenue	$492.5	$390.5	$999.3	$798.5

(6)	Inventories

The Company’s inventories were as follows:

	July 4, 2021	January 3, 2021
Raw materials and supplies	$79.6	$77.2
Goods in process	36.3	35.2
Finished goods	189.1	166.3
Total Inventories	$305.0	$278.7

(7)	Borrowings and other arrangements

As of July 4, 2021 and January 3, 2021, the components of borrowings were as follows:

	July 4, 2021	January 3, 2021
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$2,185.5
Euro Term Loan Facility	380.9	408.9
Revolving Credit Facility	—	—
2028 Notes	405.0	675.0
2025 Notes	240.0	400.0
Accounts Receivable Financing	—	75.0
Sale and Leaseback Financing	—	20.5
Finance lease obligation	0.9	1.0
Other short-term borrowings	2.1	0.9
Other long-term borrowings	3.2	3.9
Unamortized deferred financing costs	(23.9)	(40.9)
Unamortized original issue discount	(6.0)	(11.3)
Total borrowings	2,295.0	3,718.5
Less: Current portion	(65.6)	(160.0)
Long-term borrowings	$2,229.4	$3,558.5

Senior secured credit facilities

On February 5, 2021, the Company entered into a fifth amendment of its credit agreement (as amended, the “Credit Agreement”) governing its senior secured credit facilities, which consist of (i) the Dollar Term Loan Facility, (ii) the euro-denominated senior secured term loan facility in an amount equal to €337.4 million (the “Euro Term Loan Facility” and, together with the Dollar Term Loan Facility, the “Term Loan Facilities”), and (iii) the multi-currency senior secured revolving facility with commitments of $500.0 million (the “Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”), which increased the Revolving Credit Facility contained in the credit agreement by $150.0 million to an aggregate amount of $500.0 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the fifth amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

Indebtedness (as defined in the Credit Agreement) with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500.0 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. All other terms of the Senior Secured Credit Facilities will remain substantially the same except as otherwise amended by the fifth amendment.

In February 2021, the Company used a portion of the proceeds from its IPO to repay $892.7 million of borrowings under the Dollar Term Loan Facility and recognized a loss on early extinguishment of debt of $11.4 million, which is recorded as a component of Other expense, net during the fiscal six months ended July 4, 2021.

    As of July 4, 2021, there was no outstanding balance under the Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $33.2 million, which reduced the availability under the Revolving Credit Facility to $466.8 million. The Senior Secured Credit Facilities are subject to various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements or require the Company to remain below a specific credit coverage threshold as indicated in our debt agreements. The Senior Secured Credit Facilities include a financial covenant that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date and provides that LuxCo will not permit the First Lien Net Leverage Ratio as of the end of such fiscal quarter of the LuxCo and its Restricted Subsidiaries (as defined in the Credit Agreement) to be greater than (i) 5.50:1.00 for each fiscal quarter ending after June 30, 2021 and on or prior to September 30, 2022 and (ii) 5.00:1:00 for each fiscal quarter ending thereafter. Under the terms of the Credit Agreement, during the fiscal quarter ended July 4, 2021, the Company achieved a 50 basis point step-down on the interest rate on its Senior Secured Credit Facilities as a result of meeting its First Lien Net Leverage Ratio targets. The Company was in compliance with the covenants as of July 4, 2021.

As of July 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $9.1 million and $17.3 million, respectively. As of July 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $4.1 million and $4.6 million, respectively. As of July 4, 2021 and January 3, 2021, the remaining unamortized balance related to the Revolving Credit Facility was $3.5 million and $3.4 million, respectively. The effective interest rate of the Dollar Term Loan Facility and Euro Term Loan Facility as of July 4, 2021 is 5.76% and 3.88%, respectively.

2025 Notes

On June 11, 2020, the LuxCo and Ortho U.S. (collectively, the “Issuers”), issued $400.0 million aggregate principal amount of 7.375% Senior Notes due 2025 (the “2025 Notes’), on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes (as defined below). The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes.

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

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $160.0 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, which was recorded as a component of Other expense, net, during the fiscal six months ended July 4, 2021. The redemption resulted in an extinguishment loss recognized of $14.5 million, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of the redemption premium. As of July 4, 2021 and January 3, 2021, the remaining unamortized balance of deferred issuance costs was $3.8 million and $7.0 million, respectively. The effective interest rate on the 2025 Notes is 8.03%.

2028 Notes

On January 27, 2020, the Issuers, issued $675.0 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes.

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

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $270.0 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium, which is recorded as a component of Other expense, net during the fiscal six months ended July 4, 2021. As of July 4, 2021 and January 3, 2021, the remaining unamortized balance of deferred issuance costs was $6.8 million and $11.8 million, respectively. The effective interest rate on the 2028 Notes is 7.76%.

2022 Notes

On January 28, 2020, the Company used the net proceeds from the issuance of the Euro Term Loan Facility and 2028 Notes, after payment of fees and expenses, to fund the redemption and discharge of $1.0 billion of the $1.3 billion in aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes”). On June 12, 2020 the Company used the net proceeds from the issuance of the 2025 Notes, after payments of fees and expenses, to fund the redemption and discharge of the remaining $300.0 million of the 2022 Notes. The redemption of the 2022 Notes was accounted for as an extinguishment of debt. During the fiscal six months ended June 28, 2020, the Company recorded a $12.6 million loss on extinguishment of debt, primarily related to the unamortized deferred financings costs on the redeemed 2022 Notes, included as a component of Other expense, net.

Sale and leaseback financing

In June 2016, the Company entered into a sale-leaseback financing arrangement with a third-party financing company (the “Buyer-lessor”) related to specific property and equipment of the Company. The property and equipment were sold for $36.3 million

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

and leased back over an initial term of two years. The monthly lease payments were $1.5 million until the equipment is repurchased or the lease is terminated. At the end of the initial term, the Company could repurchase the property and equipment at a price to be negotiated with the Buyer-lessor or terminate the lease arrangement, return the property and (possibly) enter into a new lease agreement. During the fiscal quarter ended July 1, 2018, the Company gave notice to the Buyer-lessor that it intends to negotiate with the Buyer-lessor the purchase of the property and equipment at the end of the initial term and have had discussions on negotiating the repurchase price for the property and equipment. Pursuant to the sale-leaseback financing agreement, if the parties do not reach a new lease agreement to purchase the property and equipment at the end of the initial term, the lease will automatically renew for another year, and afterwards, the lease will automatically be renewed for successive six month periods, provided that each of the Company and the Buyer-lessor have a right to terminate the lease agreement 30 days prior to the end of each six month renewal period. A security deposit for the leaseback was retained by the third-party financing company, the balance of which was $9.1 million as of January 3, 2021 and was included in Other current assets in the consolidated balance sheet. The transaction did not meet the criteria for sale-leaseback accounting as the security deposit constitutes a continuing involvement. Therefore, the Company accounted for this arrangement as a financing over 42 months and recorded a financing obligation amounting to $36.3 million at inception.

On February 9, 2021, the Company and the Buyer-lessor agreed on a re-purchase price for the property and equipment, which included the outstanding balance of the financing plus accrued interest. The Company paid the full amount of the negotiated price during the fiscal six months ended July 4, 2021.

Accounts receivable financing

In September 2016, the Company entered into an accounts receivable financing program (the “Financing Program”) with a financial institution. The Financing Program matures on January 24, 2022 and is secured by receivables from the Company’s U.S. business that are sold or contributed to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase or receipt of the receivables and subsequent granting of a security interest to the financial institution under the program, and its assets are available first to satisfy obligations and are not available to pay creditors of the Company’s other legal entities. Under the Financing Program, the Company may borrow up to the lower of $75.0 million or 85% of the accounts receivable borrowing base.

Interest on outstanding borrowings under the Financing Program is charged based on a per annum rate equal to the London Inter-bank Offered Rate (the “LIBOR Rate”) (with a floor of zero percent and as defined in the agreement) plus the LIBOR Rate margin (2.25 percentage points) if the related loan is a LIBOR Rate loan. Otherwise, the per annum rate is equal to a Base Rate (as defined in the Financing Program agreement) plus the base rate margin (1.25 percentage points). Interest is due and payable, in arrears, on the first day of each month. The Financing Program is also subject to termination under standard events of default as defined.

On June 11, 2021, Ortho-Clinical Diagnostics FinanceCo I, LLC (“Ortho FinanceCo I”), a wholly owned receivables financing subsidiary of the Company, entered into a receivables purchase agreement (the “RPA”) with Wells Fargo Bank, N.A., as administrative agent (the “Agent”), and certain purchasers. Under the RPA, Ortho FinanceCo I may sell receivables in amounts up to a $75.0 million limit. Transfers of receivables under the RPA are accounted for as a sale by the Company, resulting in a reduction in accounts receivables on the unaudited consolidated balance sheet.

The $75.0 million limit is subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the purchasers, in all assets of Ortho FinanceCo I. The Company, in its capacity as master servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. The Company has also provided a performance guarantee for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho of its obligations as master servicer. The proceeds of the RPA were used, in part, to pay off the outstanding balance of the Financing Program. The impact on the Company’s unaudited consolidated statements of operations related to the RPA during the fiscal quarter and six months ended July 4, 2021 was not material.

The RPA is subject to customary events of termination for transactions of this type and, in addition, includes a financial covenant termination event if the “first lien net leverage ratio,” calculated as of the last day of each fiscal quarter, of the Company exceeds (i) 5.50:1.00 for each fiscal quarter ending after June 30, 2021 and on or prior to September 30, 2022, and (ii) 5.00:1:00 for each fiscal quarter ending thereafter. The RPA has a scheduled termination date which is the earlier of (i) June 11, 2024, and (ii) the date that is 90 days prior to the maturity of the indebtedness incurred under the Company’s Senior Secured Credit Facilities. As of July 4, 2021, the Company was in full compliance with all debt covenant requirements.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

 The following table provides the detail of amounts within Interest expense, net for the fiscal quarters and six months ended July 4, 2021 and June 28, 2020:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest expense:
Dollar Term Loan Facility	$10.6	$21.6	$24.6	$49.5
Euro Term Loan Facility	3.4	3.2	7.0	5.5
Revolving Credit Facility	—	2.2	0.6	3.2
2028 Notes	7.3	12.1	16.4	20.7
2025 Notes	4.4	1.5	9.9	1.5
2022 Notes	—	4.0	—	14.1
Accounts Receivable Financing	0.3	1.0	0.7	2.6
Amortization of:
Deferred financing costs	1.6	2.1	3.3	4.3
Original issue discount	0.3	0.6	0.7	1.2
Derivative instruments and other	5.0	(0.8)	13.1	(2.9)
Interest expense, net	$33.0	$47.5	$76.4	$99.7

Future repayments

Below is a schedule of required future repayments of all borrowings outstanding as of July 4, 2021:

Remainder of 2021	$48.5
2022	63.2
2023	62.8
2024	62.6
2025	1,682.8
Thereafter	405.0
$2,324.9

(8)	Supplemental balance sheet information

Cash and cash equivalents and restricted cash within the unaudited consolidated balance sheets are presented below:

	July 4, 2021	January 3, 2021
Cash and cash equivalents	$200.9	$132.8
Restricted cash included in Other assets	10.6	11.4
Cash, cash equivalents and restricted cash	$211.5	$144.2

Accrued liabilities included in Total current liabilities consisted of the following:

	July 4, 2021	January 3, 2021
Accrued compensation and employee-related obligations	$83.2	$110.5
Derivatives	7.4	10.3
Accrued commissions and rebates	25.1	24.9
Accrued interest	20.0	42.2
Accrued taxes other than income	15.7	14.3
Current portion of operating lease liabilities	11.0	15.1
Income taxes payable	2.2	4.1
Other accrued liabilities	66.1	63.3
Total accrued liabilities	$230.6	$284.7

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

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

Grifols / Novartis Vaccines and Diagnostics, Inc.

The Company and Grifols Diagnostic Solutions, Inc. (“Grifols”) have an ongoing collaboration arrangement (the “Joint Business”) to pursue income-generating opportunities through the development of certain intellectual properties (“IP”). The Company’s portion of the pre-tax net profit shared under the Joint Business was $13.4 million and $24.2 million during the fiscal quarter and six months ended July 4, 2021, respectively. The Company’s portion of the pre-tax net profit shared under the Joint Business was $9.9 million and $22.5 million during the fiscal quarter and six months ended June 28, 2020, respectively.

Quotient Limited

In January 2015, the Company entered into an exclusive agreement with Quotient Limited (“Quotient”), a commercial-stage diagnostics company, to distribute and sell Quotient’s transfusion diagnostics platform MosaiQ™. Under the terms of a distribution and supply agreement, Quotient is responsible for the development and launch of MosaiQ™, while the Company will leverage its worldwide commercial capabilities to sell the product to customers. The Company has exclusive rights to distribute MosaiQ™ for the global patient testing market (for blood grouping) and the donor testing market in the developing world and Japan (for blood grouping and serological disease screening). Quotient retains all rights to commercialize MosaiQ™ in the developed world, excluding Japan, for the donor testing market. On September 4, 2020, the Company and Quotient amended the distribution and supply agreement and entered into a binding letter agreement (the “Letter Agreement”).

Pursuant to the Letter Agreement, the Company made an initial, non-refundable upfront payment of $7.5 million to Quotient on the date of the Letter Agreement, and recorded a corresponding $7.5 million charge to Research and development expense for the fiscal year ended January 3, 2021. In addition to the initial $7.5 million upfront payment, the Company may be required to make up to an additional $60.0 million of payments upon achievement of certain regulatory milestones and commercial sales benchmarks, which include up to $25.0 million of payments upon the achievement by the Company of certain cumulative revenue milestones. The Company did not make such payments during the fiscal six months ended July 4, 2021 and does not anticipate making any such payments for the remainder of fiscal year 2021.

In the Letter Agreement, the Company and Quotient have agreed that the Company will have the right to distribute exclusively in the U.S., the European Economic Area, the U.K. and Switzerland a transfusion diagnostic patient immunohematology microarray (“PIM”), intended for use with Quotient’s MosaiQ Instruments, on which multiple compounds are placed which, when exposed to human blood samples, generate reactions that indicate the presence or absence of certain blood characteristics and antigens and is intended for immuno-hematological testing of the blood of medical patients during the course of their care or treatment.

During the fiscal quarter and six months ended July 4, 2021, under a separate supply agreement, the Company purchased inventories from a subsidiary of Quotient amounting to $6.5 million and $12.0 million, respectively. The Company purchased inventories from the Quotient subsidiary amounting to $5.3 million and $10.7 million during the fiscal quarter and six months ended June 28, 2020, respectively. During the fiscal quarters and six months ended July 4, 2021 and June 28, 2020, sales to Quotient were immaterial.
(10)	Income taxes

During the fiscal quarter ended July 4, 2021, the Company incurred a loss before provision for income taxes of $4.9 million and recognized a provision for income taxes of $15.1 million resulting in a negative effective tax rate of 305.2%. During the fiscal six months ended July 4, 2021, the Company incurred a loss before provision for income taxes of $40.7 million and recognized a provision for income taxes of $18.4 million resulting in a negative effective tax rate of 45.3%. The effective tax rates for the periods differ from the U.S. federal statutory rates primarily due to (i) the impacts of operating losses in certain subsidiaries not being benefitted due to the establishment of valuation allowances, (ii) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, and (iii)

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

the tax expense associated with the remeasurement of deferred tax assets and liabilities due to the enactment of new tax rates, primarily in the United Kingdom.

During the fiscal quarter ended June 28, 2020, the Company incurred a loss before provision for income taxes of $37.5 million and recognized a provision for income taxes of $3.8 million resulting in a negative effective tax rate of 10.0%. During the fiscal six months ended June 28, 2020, the Company incurred a loss before provision for income taxes of $134.6 million and recognized a provision for income taxes of $7.9 million resulting in a negative effective tax rate of 5.9%. The effective tax rates for the periods differ from the U.S. federal statutory rates primarily due to (i) the impacts of operating losses in certain subsidiaries not being benefitted due to the establishment of valuation allowances, (ii) increases in the Company’s interest expense on prior year reserves for uncertain tax positions, and (iii) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

The balance of unrecognized tax benefits at July 4, 2021, not including interest and penalties, was $28.1 million, of which $23.8 million would affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At July 4, 2021, the Company had approximately $6.5 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next twelve months, its uncertain tax positions, excluding interest will not significantly decrease.

Indemnification assets

On January 16, 2014, Bermuda Holdco entered into a stock and asset purchase agreement (the “Acquisition Agreement”) of (i) certain assets and liabilities, and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities which, together with their subsidiaries, comprised the Ortho Clinical Diagnostics business from Johnson & Johnson. The Acquisition Agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $17.2 million and $17.1 million as of July 4, 2021 and January 3, 2021, respectively. The Company recorded $0.2 million and $0.4 million of interest and penalties during the fiscal quarter and six months ended July 4, 2021, respectively. These receivables are included as a component of Other current assets and Other assets on the unaudited consolidated balance sheets.
(11)	Stock-based compensation

Stock-based compensation for the fiscal quarter and six months ended July 4, 2021 and June 28, 2020 are presented in the unaudited consolidated statements of operations in the following captions:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cost of revenue	$0.1	$0.3	$0.3	$0.4
Selling, marketing and administrative expenses	10.7	1.8	14.0	3.3
Research and development expense	0.1	0.1	0.3	0.1
Total stock-based compensation	$11.0	$2.2	$14.5	$3.8

On May 3, 2021, the Board of Directors approved the modifications to the vesting of restricted stock and Liquidity Event option awards held by certain current and former members of management. The modification of restricted stock pertained to an award originally granted to a current member of management, for which the original vesting pattern was on a cliff-vesting basis over a three-year period. Upon modification, the vesting for 50% of the award was accelerated to six months from the date of the Company’s IPO. The result of the modification was an additional $1.4 million of stock-based compensation expense recorded for the fiscal quarter ended July 4, 2021. There was no modification to the vesting conditions for the remaining 50% of the award and no additional shares granted as a result of the modification. The total compensation cost relating to unvested shares not yet recognized for this award as of the quarter ended July 4, 2021 was $1.3 million. The unrecognized expense will be recognized over a period of 1.2 years. The other modification related to an award granted to a former member of management for which the original vesting was contingent on a certain liquidity event as defined by the option agreement. The modification changed the vesting for the award such that the entirety of the award vested on the date the modification was approved by the Board of Directors. The modification resulted in an additional $4.6 million of stock-based compensation expense recorded for the fiscal quarter ended July 4, 2021. The additional expense related to both award modifications is recorded as a component of Selling, marketing and administrative expenses.

(12)Segment and geographic information

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The Company has three geographically-based reportable segments: Americas, Europe, the Middle East and Africa (“EMEA”), and Greater China. Although all three segments are engaged in the marketing, distribution and sale of diagnostic instruments and assays for hospitals, laboratories and/or blood and plasma centers worldwide, each region is managed separately to better align with the market dynamics of the specific geographic region. Japan and Asia Pacific (“ASPAC”) are immaterial operating segments not considered as reportable segments and are included in “Other.”

Net revenue by segment is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Americas	$296.3	$241.1	$617.7	$491.7
EMEA	67.8	51.0	136.3	109.6
Greater China	58.5	43.3	113.5	89.6
Net revenue of reportable segments	422.6	335.4	867.5	690.9
Other	69.9	55.2	131.8	107.6
Net revenue	$492.5	$390.5	$999.3	$798.5

Effective January 4, 2021, the Company changed the basis for which it measures segment profit or loss from Management EBITDA to Adjusted EBITDA. The new basis has been retroactively applied to the prior year period presented. Adjusted EBITDA by segment is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Americas	$128.5	$105.4	$269.2	$213.1
EMEA	13.0	8.9	30.5	20.6
Greater China	24.1	19.1	49.2	37.9
Other	23.1	18.1	42.5	33.3
Corporate(a)	(60.5)	(50.6)	(110.8)	(101.9)
Adjusted EBITDA	$128.1	$100.9	$280.6	$202.9

(a)

Corporate primarily consists of costs related to executive and staff functions, including certain finance, human resources, manufacturing and information technology, which benefit the Company as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Company’s corporate function also includes debt and stock-based compensation associated with all employee stock-based awards.

The reconciliation of Net loss to Adjusted EBITDA is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss	$(20.0)	$(41.3)	$(59.1)	$(142.5)
Interest expense, net	33.0	47.5	76.4	99.7
Provision for income taxes	15.1	3.8	18.4	7.9
Depreciation and amortization	83.1	79.9	165.8	159.7
Stock-based compensation	11.0	2.2	14.5	3.8
Restructuring and severance-related costs	1.7	2.2	3.0	4.6
Tax indemnification income, net	(0.2)	(2.4)	(0.4)	(4.9)
Loss on extinguishment of debt	—	2.6	50.3	12.6
Unrealized foreign currency exchanges losses, net	—	3.0	—	52.3
Other adjustments	4.5	3.4	11.6	9.7
Adjusted EBITDA	$128.1	$100.9	$280.6	$202.9

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

For the fiscal quarter and six months ended June 28, 2020, unrealized foreign currency exchange losses, net are unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies, primarily intercompany loans.  Beginning in fiscal 2021, the Company initiated programs to mitigate the impact of foreign currency exchange rate fluctuations from intercompany loans. The Company recognized unrealized foreign currency exchange net gains of $35.8 million and $13.8 million in the fiscal quarter and six months ended July 4, 2021, respectively. The Company intends for these programs to mitigate the impact of foreign currency exchange rate fluctuations related to intercompany loans in current and future periods. Therefore, effective January 4, 2021, the Company no longer excludes non-cash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies from Adjusted EBITDA during the fiscal quarter and six months ended July 4, 2021 and onwards.
(13)	Noncash investing and financing activities

During the fiscal six months ended July 4, 2021 and June 28, 2020, the Company made noncash transfers of instrument inventories from Inventories to Property, plant and equipment, net of $57.7 million and $56.2 million, respectively.

As of July 4, 2021 and January 3, 2021, Accounts payable and Accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized internal-use software costs of $4.3 million and $11.4 million, respectively. As of June 28, 2020 and December 29, 2019, Accounts payable and Accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized internal-use software costs of $2.2 million and $14.1 million, respectively. The changes in these balances are excluded from changes in Accounts payable and Accrued liabilities in the unaudited consolidated statements of cash flows.

As of July 4, 2021 and January 3, 2021, Accounts payable and Accrued liabilities included amounts related to initial public offering costs of $2.4 million and $3.0 million, respectively.

(14)Related party transactions

The Company entered into consulting services agreements with Carlyle Investment Management, L.L.C. (“CIM”), pursuant to which the Company pays CIM a fee for advisory, consulting and other services to be provided to the Company (the “Consulting Services Agreement”). Pursuant to the Consulting Services Agreement, which has an initial term of ten years, the Company pays an annual management fee to CIM of $3.0 million (the “Management Fee”). The Management Fee is payable on a quarterly basis. The Company will also reimburse CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Consulting Services Agreement, and the Company may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided to the Company under the Consulting Services Agreement. During each of the fiscal quarter ended July 4, 2021 and June 28, 2020, the Company recorded $0.8 million and $0.7 million, respectively, of Management Fee and other out-of-pocket expenses.  During both the six months ended July 4, 2021 and June 28, 2020, the Company recorded $1.5 million of Management Fee and other out-of-pocket expenses.

The Company, as part of the normal course of business, entered into agreements to sell products and provide services to health care diagnostics companies that are portfolio companies of a fund affiliated with Carlyle. During the fiscal quarter ended July 4, 2021 and June 28, 2020, the Company recognized revenues pursuant to such agreements of $0.9 million and $0.2 million, respectively. During the fiscal six months ended July 4, 2021 and June 28, 2020, the Company recognized revenues of $1.8 million and $1.8 million, respectively.

The Company, as part of normal course of business, purchased inventories from a health care company that is affiliated with a member of the Company’s Board of Directors. During the fiscal quarter and six months ended July 4, 2021, the Company purchased inventories of $0.6 million and $1.2 million, respectively. The health care company was not a related party of the Company until September 2020.

The Company, as part of the normal course of business, purchased inventories from a healthcare equipment company that is a portfolio company of a fund affiliated with Carlyle. During the fiscal quarter and six months ended July 4, 2021, the Company purchased inventories of $0.1 million and $0.9 million, respectively. The Company did not make any purchases from this healthcare equipment company during the fiscal quarter and six months ended June 28, 2020.

Portfolio companies of funds affiliated with Carlyle provide Information Technology (“IT”) services to the Company. During the fiscal quarter and six months ended July 4, 2021, the Company incurred IT service fees of $0.4 million and $0.7 million, respectively. During the fiscal quarter and six months ended June 28, 2020, the expenses incurred were not material.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

A portfolio company of a fund affiliated with Carlyle provides consulting services to the Company. During the fiscal quarter and six months ended July 4, 2021, the Company incurred consulting fees of $0.4 million and $1.1 million, respectively. During the fiscal quarter and six months ended June 28, 2020, the Company incurred consulting fees of $0.2 million and $0.4 million, respectively.

A pharmacy benefit management organization that is a portfolio company of a fund affiliated with Carlyle and with a member of the Company’s Board of Directors provides pharmacy services to the Company. During the fiscal quarter and six months ended July 4, 2021, the Company incurred fees related to pharmacy services of $1.3 million and $2.9 million, respectively. During the fiscal quarter and six months ended June 28, 2020, the Company incurred fees related to pharmacy services of $1.6 million and $3.0 million, respectively.

As part of the normal course of business, the Company may purchase from or sell to portfolio companies of funds affiliated with Carlyle or the Company’s officers and directors. These purchases and sales are not expected to be material.
(15)	Commitments and contingencies

At times, the entities that carry out the Company’s business are the subject of governmental investigations and various legal actions and claims from governmental agencies and other parties. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. The Company records a liability in the unaudited consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict.
(16)	Fair value measurements

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

Long-term borrowings—The estimated fair values of the Company’s Long-term borrowings were based on trades as reported by a third-party bond pricing service. Due to the infrequency of trades of the Notes and Term Loans, these inputs are considered Level 2 inputs. The following table presents the fair values of Long-term borrowings:

	July 4, 2021	January 3, 2021
Long-term borrowings:
Dollar Term Loan Facility	$1,531.9	$2,627.7
Euro Term Loan Facility	380.8	401.1
2028 Notes	442.5	710.4
2025 Notes	256.8	424.0

(17)	Derivative instruments and hedging activities

The Company selectively uses derivative and non-derivative instruments to manage market risk associated with changes in interest rates and foreign currency exchange rates. The use of derivatives is intended for hedging purposes only, and the Company does not enter into derivative transactions for speculative purposes. The Company’s derivative contracts do not require cash collateral.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

Interest rate hedging instruments

The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt including the Senior Secured Credit Facilities. Refer to Note 7 for additional information on the currently outstanding components of the Senior Secured Credit Facilities. The Company entered into a series of interest rate cap and swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.

The Company designates certain interest rate derivative instruments as cash flow hedges, including a portion of the outstanding interest rate swaps. The Company records gains and losses due to changes in fair value of the derivatives within Other comprehensive income (“OCI”) and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the remaining gain or loss within Accumulated other comprehensive income (“AOCI”) is reclassified to earnings at that time. The pre-tax unrealized loss of $17.2 million within OCI as of July 4, 2021 is expected to be reclassified to earnings in the next 12 months.

The following tables summarize the Company’s interest rate derivative agreements as of July 4, 2021:

Effective date	Expiration date	Interest rate cap amount	Notional amount	Hedge designation
December 31, 2020	December 31, 2023	3.5%	$1,500.0	Non-designated

Effective date	Expiration date	Description	Fixed rate	Floating rate	Notional amount(a)	Hedge designation
September 27, 2019	December 31, 2023	Pay fixed, receive float	1.635%	1-month LIBOR rate	$1,500.0	Cash Flow Hedge

(a)The notional value of this instrument is expected to be $1,000 million in fiscal 2022 and $500 million in fiscal 2023.

The Company previously entered into an interest rate cap that was designated as a cash flow hedge. During the fiscal quarter ended September 29, 2019, the Company de-designated its 3.5% interest rate caps upon entering into the interest rate swap agreement that hedges a portion of the Company’s borrowings under the Senior Secured Credit Facilities. Upon de-designation, the Company began prospectively recognizing mark-to-market gains and losses within Other expense, net on the interest rate caps. The remaining loss on the interest rate caps that was deferred in OCI was amortized to Interest expense, net until the Company concluded that a portion of the interest on the Company’s previously hedged borrowings was no longer probable of being paid due to the proceeds of the IPO being used to pay down a portion of the borrowings. Accordingly, $0.6 million of losses that had previously been deferred within OCI were released into Interest expense, net during the fiscal quarter ended April 4, 2021. As of January 3, 2021, the balance of the deferred loss in AOCI was $9.8 million. During the fiscal quarter and six months ended July 4, 2021, the Company reclassified $0.9 million and $1.7 million, respectively, of deferred losses from AOCI to Interest expense, net. As of July 4, 2021, the remaining balance of the deferred loss in AOCI was $8.2 million.

During the fiscal quarter ended April 4, 2021, the Company concluded that a portion of the interest on the Company’s previously hedged borrowings related to the interest rate swap was no longer probable of being paid due to the proceeds of the IPO being used to pay down a portion of the borrowings. Due to this reduction in the hedged borrowings, the Company de-designated the hedging relationship, and contemporaneously re-designated the remaining borrowings. Accordingly, $3.1 million of losses that had previously been deferred within AOCI were released into Interest expense, net during the fiscal quarter ended April 4, 2021. As of July 4, 2021, the remaining balance of the deferred loss in AOCI was $28.9 million.

Currency hedging instruments

The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward, option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Swiss Franc and the Thai Baht.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Cost of revenue, excluding amortization of intangible assets in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the remaining gain or loss within AOCI is reclassified to earnings at that time. The pre-tax unrealized loss of $0.5 million within OCI as of July 4, 2021 is expected to be reclassified to earnings in the next 12 months.

Foreign exchange risk is also managed through the use of foreign currency debt. During the fiscal quarter ended July 4, 2021, the Company's senior secured Euro Term Loan Facility of €260 million ($308.6 million) has been designated as, and is effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt instruments are included in foreign currency translation adjustments within AOCI.

The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships, which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized currently in earnings within Other expense, net.

Concurrent with the issuance of the 2028 Notes, the Company entered into U.S. Dollar to Japanese Yen cross currency swaps for total notional of $350.0 million at a weighted average interest rate of 5.56%, with a five-year term to lower interest expense on the 2028 Notes. These cross currency swaps were not designated for hedge accounting, and consequently, changes in their fair value are recorded to Other expense, net. During the fiscal six months ended July 4, 2021, the Company terminated the cross currency swaps and received $12.8 million of cash from net settlement.

The following table provides details of the currency hedging instruments outstanding as of July 4, 2021:

Description	Notional amount	Hedge designation
Foreign Currency Forward Contracts	$334.6	Cash Flow Hedge
Foreign Currency Forward Contracts	255.9	Non-designated

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

Gains and losses from designated derivative and non-derivative instruments within AOCI during the fiscal quarter and six months ended July 4, 2021 and June 28, 2020 were recorded as follows:

Designated Hedging Instruments	Amount of loss (gain) recognized in OCI on hedges	Location of amounts reclassified from AOCI into income	Amount of loss (gain) reclassified from AOCI into income
Fiscal Quarter Ended July 4, 2021
Cash flow hedges:
Foreign currency forward contracts	$0.8	Cost of revenue, excluding amortization of intangible assets	$1.5
Interest rate derivative contracts	1.4	Interest expense, net	5.9
Net investment hedges:
Foreign-currency denominated debt(a)	3.0	N/A	N/A
Fiscal Six Months Ended July 4, 2021
Cash flow hedges:
Foreign currency forward contracts	$(2.7)	Cost of revenue, excluding amortization of intangible assets	$1.6
Interest rate derivative contracts	(1.9)	Interest expense, net	15.0
Net investment hedges:
Foreign-currency denominated debt(a)	3.0	N/A	N/A

(a)

The amount of loss (gain) recognized in OCI for the foreign-currency denominated debt is presented within the CTA component of OCI. These gains and losses will remain in CTA until the related hedged item affects earnings, which would occur upon disposal or complete or substantial liquidation of the underlying hedged entities.

Designated Hedging Instruments	Amount of loss (gain) recognized in OCI on hedges	Location of amounts reclassified from AOCI into income	Amount of loss (gain) reclassified from AOCI into income
Fiscal Quarter Ended June 28, 2020
Cash flow hedges:
Foreign currency forward contracts	$1.8	Cost of revenue, excluding amortization of intangible assets	$(2.0)
Interest rate derivative contracts	5.9	Interest expense, net	(0.2)
Fiscal Six Months Ended June 28, 2020
Cash flow hedges:
Foreign currency forward contracts	$(3.7)	Cost of revenue, excluding amortization of intangible assets	$(2.5)
Interest rate derivative contracts(a)	47.6	Interest expense, net	(2.4)

(a)

For the fiscal six months ended June 28, 2020, the $47.6 million loss recognized in OCI for the interest rate derivative contracts does not include the $3.7 million loss from the cumulative effect of change in accounting standard, which is presented in Note 18.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The following tables present the effect of the Company’s designated derivative instruments within Interest expense, net and Cost of revenue, excluding amortization of intangible assets in the unaudited consolidated statements of operations:

	Fiscal quarter ended July 4, 2021		Fiscal quarter ended June 28, 2020
	Interest expense, net	Cost of revenue, excluding amortization of intangible assets	Interest expense, net	Cost of revenue, excluding amortization of intangible assets
Total amount of line item in unaudited consolidated statements of operations where effects of hedges are presented:	$33.0	$248.1	$47.5	$202.9
Effects of cash flow hedging relationships
Foreign currency forward contracts:
Amount of loss (gain) reclassified from AOCI into income	N/A	1.5	N/A	(2.0)
Amount reclassified from AOCI into income due to forecast transaction that is no longer probable of occurring	N/A	—	N/A	(0.2)
Interest rate derivative contracts:
Amount of loss (gain) reclassified from AOCI into income	5.9	N/A	(0.2)	N/A

	Fiscal six months ended July 4, 2021		Fiscal six months ended June 28, 2020
	Interest expense, net	Cost of revenue, excluding amortization of intangible assets	Interest expense, net	Cost of revenue, excluding amortization of intangible assets
Total amount of line item in unaudited consolidated statements of operations in which effects of hedges are presented:	$76.4	$496.3	$99.7	$416.1
Effects of cash flow hedging relationships
Foreign currency forward contracts:
Amount of loss (gain) reclassified from AOCI into income	N/A	1.6	N/A	(2.5)
Amount reclassified from AOCI into income due to forecast transaction that is no longer probable of occurring	N/A	—	N/A	(0.2)
Interest rate derivative contracts:
Amount of loss (gain) reclassified from AOCI into income	15.0	N/A	(2.4)	N/A
Amount reclassified from AOCI into income due to forecast transaction that is no longer probable of occurring(a)	3.7	N/A	—	N/A

(a)	The amount is included within the total amount of loss (gain) reclassified from accumulated OCI into income.

The following table presents mark-to-market (gains) and losses on non-designated derivatives recognized currently within the unaudited consolidated statements of operations:

	Location of amounts recognized	Fiscal Quarter Ended		Fiscal Six Months Ended
Non-designated hedging instruments	in earnings on derivatives	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest rate derivative contracts	Other expense, net	$0.1	$(0.2)	$(0.1)	$0.9
Foreign currency forward contracts	Other expense, net	3.8	0.9	34.3	1.6
Cross-currency interest rate swap contracts	Other expense, net	—	(4.3)	(24.0)	(5.1)

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

The following table presents the location and fair values of designated hedging instruments recognized within the unaudited consolidated balance sheets. The fair values of cash flow hedges have been determined using Level 2 inputs.

	July 4, 2021	January 3, 2021
Interest rate derivative contracts:
Accrued liabilities	$0.1	$0.1
Other liabilities	30.7	44.1
Foreign currency forward contracts:
Other current assets	5.6	4.2
Accrued liabilities	4.8	10.0

The following table presents the location and fair values of non-designated hedging instruments recognized within the unaudited consolidated balance sheets. The fair values of non-designated hedging instruments have been determined using Level 2 inputs.

	July 4, 2021	January 3, 2021
Interest rate derivative contracts:
Accrued liabilities	$—	$0.1
Other liabilities	8.2	11.1
Foreign currency forward contracts:
Other current assets	0.1	0.3
Accrued liabilities	2.5	0.1
Cross-currency interest rate swap contracts:
Other current assets	—	2.0
Other liabilities	—	10.8

(18)	Accumulated other comprehensive income (loss)

The balances of accumulated other comprehensive income (loss), net of tax, were as follows for the fiscal quarter and six months ended July 4, 2021 and June 28, 2020:

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at April 4, 2021	$(4.5)	$(1.3)	$(41.5)	$(13.9)	$(61.2)
Current period deferrals	—	(0.8)	(1.4)	1.1	(1.1)
Amounts reclassified to net loss	—	1.5	5.9	—	7.4
Net change	—	0.7	4.4	1.1	6.3
Balance at July 4, 2021	$(4.5)	$(0.6)	$(37.1)	$(12.8)	$(54.9)

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

July 4, 2021

(Dollars in millions, unless otherwise stated)

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at March 29, 2020	$(4.3)	$7.6	$(49.7)	$(75.3)	$(121.7)
Current period deferrals	—	(1.7)	(5.8)	4.4	(3.1)
Amounts reclassified to net loss	—	(2.0)	(0.3)	—	(2.3)
Net change	—	(3.7)	(6.1)	4.4	(5.4)
Balance at June 28, 2020	$(4.3)	$3.9	$(55.8)	$(70.9)	$(127.1)

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at January 3, 2021	$(4.5)	$(4.9)	$(53.9)	$(5.1)	$(68.4)
Current period deferrals	—	2.7	1.9	(7.7)	(3.1)
Amounts reclassified to net loss	—	1.6	15.0	—	16.6
Net change	—	4.3	16.8	(7.7)	13.5
Balance at July 4, 2021	$(4.5)	$(0.6)	$(37.1)	$(12.8)	$(54.9)

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 29, 2019	$(4.3)	$2.7	$(5.8)	$(64.5)	$(71.9)
Current period deferrals	—	3.7	(43.9)	(6.4)	(46.6)
Amounts reclassified to net loss	—	(2.5)	(2.4)	—	(4.9)
Cumulative effect of change in accounting standard	—	—	(3.7)	—	(3.7)
Net change	—	1.2	(50.0)	(6.4)	(55.2)
Balance at June 28, 2020	$(4.3)	$3.9	$(55.8)	$(70.9)	$(127.1)

(19)	Other expense, net

Other expense, net was $3.4 million for the fiscal quarter ended July 4, 2021, comprised primarily of $1.3 million of net foreign currency losses. Other expense, net was $53.4 million for the fiscal six months ended July 4, 2021, and was comprised primarily of loss on early extinguishment of debt of $50.3 million, which was related to the use of proceeds from the IPO to redeem portions of the Company’s outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility.

Other expense, net was $7.7 million for the fiscal quarter ended June 28, 2020, comprised primarily of $6.5 million of net foreign currency losses, of which $5.1 million was unrealized, primarily related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries and loss on early extinguishment of debt of $2.6 million related to debt refinancing activities, which was offset by fair value gains of $1.2 million from interest rate caps. Other expense, net was $67.0 million for the fiscal six months ended June 28, 2020 and was comprised primarily of $54.8 million of net foreign currency losses, of which $55.0 million was unrealized, mainly related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries, and loss on early extinguishment of $12.6 million related to debt refinancing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the discussion includes forward-looking statements related to future events and our future operating performance that are based on current expectations and are subject to risk and uncertainties. Without limiting the foregoing, the words as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including, but not limited to:

The ongoing global coronavirus (COVID-19) pandemic; increased competition; manufacturing problems or delays or failure to develop and market new or enhanced products or services; adverse developments in global market, economic and political conditions; our ability to obtain additional capital on commercially reasonable terms may be limited or non-existent; our inability to implement our strategies for improving growth or to realize the anticipated benefits of any acquisitions and divestitures, including as a result of difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations; a need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets; our inability to achieve some or all of the operational cost improvements and other benefits that we expect to realize; our ability to operate according to our business strategy should our collaboration partners fail to fulfill their obligations; risk that the insurance we will maintain may not fully cover all potential exposures; product recalls or negative publicity may harm our reputation or market acceptance of our products; decreases in the number of surgical procedures performed, and the resulting decrease in blood demand; fluctuations in our cash flows as a result of our reagent rental model; terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations; the outcome of legal proceedings instituted against us and/or others; risks associated with our non-U.S. operations, including currency translation risks, the impact of possible new tariffs and compliance with applicable trade embargoes; the effect of the United Kingdom’s withdrawal from the European Union; our inability to deliver products and services that meet customers’ needs and expectations; failure to maintain a high level of confidence in our products; significant changes in the healthcare industry and related industries that we serve, in an effort to reduce costs; reductions in government funding and reimbursement to our customers; price increases or interruptions in the supply of raw materials, components for our products, and products and services provided to us by certain key suppliers and manufacturers; our ability to recruit and retain the experienced and skilled personnel we need to compete; work stoppages, union negotiations, labor disputes and other matters associated with our labor force; consolidation of our customer base and the formation of group purchasing organizations; unexpected payments to any pension plans applicable to our employees; our inability to obtain required clearances or approvals for our products; failure to comply with applicable regulations, which may result in significant costs or the suspension or withdrawal of previously obtained clearances or approvals; the inability of government agencies to hire, retain or deploy personnel or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner; disruptions resulting from President Biden’s invocation of the Defense Production Act;  results of clinical studies, which may be delayed or fail to demonstrate the safety and effectiveness of our products; costs to comply with environmental and health and safety requirements, or costs related to liability for contamination or other potential environmental harm; healthcare fraud and abuse regulations that could result in liability, require us to change our business practices and restrict our operations in the future; failure to comply with the anti-corruption laws of the United States and various international jurisdictions; failure to comply with anti-terrorism laws and regulations and applicable trade embargoes; failure to comply with the requirements of federal and state laws pertaining to the privacy and security of health information; our inability to maintain our data management and information technology systems; data corruption, cyber-based attacks, security breaches and privacy violations; our inability to protect and enforce our intellectual property rights or defend against intellectual property infringement suits against us by third parties; risks related to changes in income tax laws and regulations; risks related to our substantial indebtedness; our ability to generate cash flow to service our substantial debt obligations; and risks related to the ownership of our ordinary shares, including the fact that we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in Part II, Item 1A,“Risk Factors” of this Quarterly Report on Form 10-Q, if any, as well as the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Overview

We are a pure-play in vitro diagnostics (“IVD”) business driven by our credo, “Because Every Test is A Life.” This guiding principle reflects the crucial role diagnostics play in global health and guides our priorities as an organization. As a leader in IVD, we impact approximately 800,000 patients every day. We are dedicated to improving outcomes for these patients and saving lives through providing innovative and reliable diagnostic testing solutions to the clinical laboratory and transfusion medicine communities. Our global infrastructure and commercial reach allow us to serve these markets with significant scale. We have an intense focus on the customer. We support our customers with high quality diagnostic instrumentation, a broad test portfolio and market leading service. Our products deliver consistently fast, accurate and reliable results that allow clinicians to make better-informed treatment decisions. Our business model generates significant recurring revenues and strong cash flow streams from ongoing sales of high margin consumables. These consumables contribute more than 90% of our total revenue. We maintain close connectivity with our customers through our global presence, with approximately 4,700 employees, including approximately 2,200 commercial sales, service and marketing teammates. This global organization allows us to support our customers across more than 130 countries and territories.

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

•

Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to ensure patient-donor compatibility in blood transfusions, and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the United States.

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

We used the net proceeds from the IPO (i) to redeem $160 million of our 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, (ii) to redeem $270 million of our 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium, (iii) to repay $892.7 million in aggregate principal amount of borrowings under our Dollar Term Loan Facility, and (iv) for working capital and general corporate purposes.

Incremental public company expenses

As a new public company, we will incur significant expenses on an ongoing basis that we did not incur as a private company, including increased director and officer liability insurance expense, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs will generally be included in selling, marketing and administrative expenses.

Stock-based compensation expense

In connection with our IPO, in the fiscal year 2021, we may incur a one-time stock-based compensation expense related to performance-based options held by members of management that may vest upon the completion of certain liquidity and realization events. Furthermore, during the fiscal quarter ended April 4, 2021, the Board approved the share pool associate with our long-term equity incentive plan. On May 3, 2021, the Board of Directors approved the modifications to the vesting of restricted stock and Liquidity

Event option awards held by certain current and former members of management in accordance with the 2014 Equity Incentive Plan, which governs these grants. As a result of the modification, we recorded additional stock-based compensation expense of $6.0 million for the fiscal quarter ended July 4, 2021.

Impact of COVID-19 pandemic

In response to the global COVID-19 pandemic, we mobilized our research and development teams to bring to market COVID-19 antibody and antigen tests. Our COVID-19 antibody tests detect whether a patient has been previously infected by COVID-19 and our COVID-19 antigen test detects whether a patient is currently infected by COVID-19. We have received a combination of Emergency Use Authorization (“EUA”) from the U.S. Food and Drug Administration (the “FDA”), authority to affix a CE Mark for sale in the European Union and various other regulatory approvals globally for our COVID-19 antibody tests. We have also received authority to affix a CE Mark for sale in the European Union and the FDA accepted our EUA for our COVID-19 antigen test. We sell these tests in various other markets globally and continue to work on gaining further regulatory approvals in other markets. All of our COVID-19 antibody and antigen tests run on our existing instruments.

In February 2020, we began to see a decrease in the number of tests run in China. This decline spread to certain other countries in EMEA and ASPAC in early March 2020 and resulted in a worldwide decrease in the number of tests run globally by the end of that month. In many countries, we also experienced a lag between the timing of the decrease in the number of tests run and the decrease in shipments of additional products to our customers, which began to occur during the fiscal quarter ended June 28, 2020. As a result, during the fiscal year ended January 3, 2021, we experienced decreased revenues and incurred idle or underutilized facilities costs, higher freight and higher distribution costs compared to the periods prior to the pandemic.

During the fiscal quarter ended January 3, 2021, we started to experience some recovery in the base business of our core revenue, which continued through the fiscal six months ended July 4, 2021. Additionally, since the fiscal quarter ended June 28, 2020, our results of operations were supplemented with revenue from sales of our COVID-19 antibody and antigen tests. However, in the fiscal quarter ended July 4, 2021, this supplemental revenue from sales of our COVID-19 antibody and antigen tests began to decline and we expect such decline to continue for the second half of fiscal 2021. During the same period, we also continued to experience higher distribution costs due to higher shipping rates as a result of the COVID-19 pandemic.

We are continually monitoring our business continuity plans. Due to the fact that our products and services are considered to be medically critical, our manufacturing and research and development sites are generally exempt from governmental orders in the U.S. and other countries requiring businesses to cease or reduce operations. For these sites, we have implemented steps to protect our employees. Our office-based work sites in the U.S. are subject to operating restrictions consistent with applicable health guidelines. We permit limited domestic travel for our employees, which has reduced our travel-related operating expenses.

As the global COVID-19 pandemic is an ongoing matter, our future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

Results of operations

The following discussion should be read in conjunction with the information contained in the accompanying interim unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations may not necessarily reflect what will occur in the future.

Net loss

During the fiscal quarter ended July 4, 2021, reported net loss decreased by $21.3 million compared with the fiscal quarter ended June 28, 2020.  The decrease in net loss was primarily due to higher net revenue resulting from the recovery of our base business, with prior year net revenue adversely impacted by the COVID-19 lockdowns, and a decrease in interest expense as a result of our debt pay down. These impacts were partially offset by an increase in operating expense and a higher provision for income taxes.

During the fiscal six months ended July 4, 2021, reported net loss decreased by $83.4 million compared with the fiscal six months ended June 28, 2020.  The decrease in net loss was primarily due to higher net revenue, a reduction in interest expense as a result of the debt pay down and a decrease in foreign currency losses, partially offset by higher operating expense and provision for income taxes. We also incurred losses on early extinguishment of debt due to our use of proceeds from our IPO to redeem portions of our 2025 Notes, 2028 Notes and Dollar Term Loan Facility.

Net revenue

Net revenue for the fiscal quarter ended July 4, 2021 increased by $101.9 million, or 26.1%, compared with the fiscal quarter ended June 28, 2020. Revenues for the fiscal quarter ended July 4, 2021 included an operational net revenue increase of 22.4% and a positive impact of 3.7% from foreign currency fluctuations, which was primarily driven by the weakening of the U.S. Dollar against a variety of currencies, primarily the Chinese Yuan and Euro. The increase in revenues for the fiscal quarter ended July 4, 2021, excluding the impact of foreign currency exchange, was mainly driven by our Core lines of business, as we recorded higher revenues in certain geographic segments of our Clinical Laboratories business, and in all geographic segments of our Transfusion Medicine business.

Net revenue for the fiscal six months ended July 4, 2021 increased by $200.8 million, or 25.2%, compared with the fiscal six months ended June 28, 2020. Revenues for the fiscal six months ended July 4, 2021 included an operational net revenue increase of 22.1% and a positive impact of 3.0% from foreign currency fluctuations, which was primarily driven by the weakening of the U.S. Dollar against a variety of currencies, primarily the Chinese Yuan, Euro and British Pound, partially offset by the strengthening of the Brazilian Real. The increase in revenues for the fiscal six months ended July 4, 2021, excluding the impact of foreign currency exchange, was mainly driven by our Core lines of business, as we recorded higher revenues in certain geographic segments of our Clinical Laboratories business, and in all geographic segments of our Transfusion Medicine business.

The following table shows net revenue by line of business:

	Fiscal Quarter Ended			Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Clinical Laboratories	$325.1	$260.3	24.9%	$663.1	$516.6	28.3%
Transfusion Medicine	162.4	125.9	29.1%	323.8	273.9	18.3%
Core Revenue	487.5	386.2	26.2%	986.9	790.5	24.8%
Other Product Revenue	1.3	0.3	N.M.	5.6	0.3	N.M.
Collaboration and Other Revenue	3.7	4.0	-8.2%	6.8	7.7	-11.8%
Non-Core Revenue	4.9	4.3	14.0%	12.4	8.0	56.1%
Net Revenue	$492.5	$390.5	26.1%	$999.3	$798.5	25.2%

Core revenue

Clinical Laboratories revenue for the fiscal quarter ended July 4, 2021 increased by $64.8 million, or 24.9% compared with the fiscal quarter ended June 28, 2020, net of a decrease in sales of $10.0 million from our COVID-19 antibody and antigen tests. This increase included an operational net revenue increase of 21.1% and a positive impact of 3.7% from foreign currency fluctuations. The increase in Clinical Laboratories revenue was primarily due to higher reagent revenue and higher consumables sales in the Americas and ASPAC regions, driven by the continued recovery of testing volumes.

Clinical Laboratories revenue for the fiscal six months ended July 4, 2021 increased by $146.4 million, or 28.3%, compared with the fiscal six months ended June 28, 2020, including an increase of $19.0 million from our COVID-19 antibody and antigen tests. This increase included an operational net revenue increase of 25.5% and a positive impact of 2.9% from foreign currency fluctuations. The increase in Clinical Laboratories revenue was primarily due to higher reagent revenue, driven by the continued recovery of testing volumes, and higher instrument sales in the Americas, EMEA and Greater China regions.

Transfusion Medicine revenue for the fiscal quarter ended July 4, 2021 increased by $36.6 million, or 29.1%, compared with the fiscal quarter ended June 28, 2020. This increase included an operational net revenue increase of 25.3% and a positive impact of 3.7% from foreign currency fluctuations. The increase in Transfusion Medicine revenue, excluding the impact of foreign currency exchange, was primarily driven by a new customer in our Donor Screening business in the United States.

Transfusion Medicine revenue for the fiscal six months ended July 4, 2021 increased by $50.0 million, or 18.3%, compared with the fiscal six months ended June 28, 2020. This increase included an operational net revenue increase of 14.9% and a positive impact of 3.3% from foreign currency fluctuations. The increase in Transfusion Medicine revenue, excluding the impact of foreign currency exchange, was primarily driven by a new customer in our Donor Screening business in the United States.

Non-core revenue

Other product revenue, related to our contract manufacturing business, increased by $0.9 million for the fiscal quarter ended July 4, 2021 compared with the fiscal quarter ended June 28, 2020, due to the timing of satisfying certain performance obligations in a contract manufacturing arrangement.

Other product revenue, related to our contract manufacturing business, increased by $5.4 million for the fiscal six months ended July 4, 2021 compared with the fiscal six months ended June 28, 2020, due to the timing of satisfying certain performance obligations in a contract manufacturing arrangement.

Collaboration and other revenue for the fiscal quarter ended July 4, 2021 decreased by $0.3 million, or 8.2%, compared with the fiscal quarter ended June 28, 2020. The decrease was primarily due to lower revenues related to our HCV/HIV license agreements.

Collaboration and other revenue for the fiscal six months ended July 4, 2021 decreased by $0.9 million, or 11.8%, compared with the fiscal six months ended June 28, 2020. The decrease was primarily due to lower revenues related to our HCV/HIV license agreements.

Cost of revenue, excluding amortization of intangible assets, and Gross profit

	Fiscal Quarter Ended				Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	% of Net Revenue	June 28, 2020	% of Net Revenue	July 4, 2021	% of Total Revenue	June 28, 2020	% of Total Revenue
Cost of revenue, excluding amortization of intangible assets	$248.1	50.4%	$202.9	52.0%	$496.3	49.7%	$416.1	52.1%
Gross profit	244.4	49.6%	187.6	48.0%	503.0	50.3%	382.4	47.9%

The decrease in Cost of revenue, excluding amortization of intangible assets, and increase in Gross profit as a percentage of net revenue for the fiscal quarter ended July 4, 2021 compared with the fiscal quarter ended June 28, 2020 was primarily due to lower manufacturing costs and lower underutilized facility costs, partially offset by the decrease in sales of COVID-19 antibody and antigen tests with favorable margin.

The decrease in Cost of revenue, excluding amortization of intangible assets, and increase in Gross profit as a percentage of net revenue for the fiscal six months ended July 4, 2021 compared with the fiscal six months ended June 28, 2020 was primarily due to favorable product mix, including sales of COVID-19 antibody and antigen tests, as well as lower manufacturing costs and lower underutilized facility costs.

Operating expenses

The following table provides a summary of certain operating expenses:

	Fiscal Quarter Ended				Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	% of Net Revenue	June 28, 2020	% of Net Revenue	July 4, 2021	% of Total Revenue	June 28, 2020	% of Total Revenue
Selling, marketing and administrative expenses	$138.7	28.2%	$109.5	28.0%	$270.2	27.0%	$226.9	28.4%
Research and development expense	30.4	6.2%	25.8	6.6%	59.3	5.9%	49.4	6.2%
Amortization of intangible assets	33.5	6.8%	32.6	8.3%	66.9	6.7%	65.6	8.2%
Other operating expense, net	10.5	2.1%	4.4	1.1%	17.9	1.8%	13.3	1.7%

Selling, marketing and administrative expenses

Selling, marketing and administrative expenses were $138.7 million for the fiscal quarter ended July 4, 2021, or 28.2% of net revenue, as compared with $109.5 million for the fiscal quarter ended June 28, 2020, or 28.0% of net revenue, an increase of $29.2 million. The increase in Selling, marketing and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation, increased distribution costs due to higher shipment volumes and higher shipping rates as a result of the ongoing global COVID-19 pandemic.

Selling, marketing and administrative expenses were $270.2 million for the fiscal six months ended July 4, 2021, or 27.0% of net revenue, as compared with $226.9 million for the fiscal six months ended June 28, 2020, or 28.4% of net revenue, an increase of $43.3 million. The increase in Selling, marketing and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation, increased distribution costs due to higher shipment volumes and higher shipping rates as a result of the ongoing global COVID-19 pandemic, partially offset by decreased travel-related costs for our employees due to global travel restrictions.

Research and development expense

Research and development expense was $30.4 million for the fiscal quarter ended July 4, 2021, or 6.2% of net revenue, as compared with $25.8 million for the fiscal quarter ended June 28, 2020, or 6.6% of net revenue, an increase of $4.6 million. The increase was primarily due to an increased investment in costs to develop new assays, including an increase in employee-related costs.

Research and development expense was $59.3 million for the fiscal six months ended July 4, 2021, or 5.9% of net revenue, as compared with $49.4 million for the fiscal six months ended June 28, 2020, or 6.2% of net revenue, an increase of $9.9 million. The increase was primarily due to an increased investment in costs to develop new assays, including an increase in employee-related costs.

Amortization of intangible assets

Amortization of intangible assets was $33.5 million for the fiscal quarter ended July 4, 2021 as compared with $32.6 million for the fiscal quarter ended June 28, 2020. There were no significant changes in the composition of our intangible assets in the fiscal quarter ended July 4, 2021 compared to the fiscal quarter ended June 28, 2020.

Amortization of intangible assets was $66.9 million for the fiscal six months ended July 4, 2021 as compared with $65.6 million for the fiscal six months ended June 28, 2020. There were no significant changes in the composition of our intangible assets in the fiscal six months ended July 4, 2021 compared to the fiscal six months ended June 28, 2020.

Other operating expense, net

Other operating expense, net, was $10.5 million, or 2.1% of net revenue, for the fiscal quarter ended July 4, 2021, as compared with $4.4 million, or 1.1% of net revenue, for the fiscal quarter ended June 28, 2020, an increase of $6.1 million. The increase was primarily due to higher profit share expense in the current year from higher revenue and lower manufacturing costs related to our Joint Business.

Other operating expense, net, was $17.9 million, or 1.8% of net revenue, for the fiscal six months ended July 4, 2021, as compared with $13.3 million, or 1.7% of net revenue, for the fiscal six months ended June 28, 2020, an increase of $4.6 million. The increase was primarily due to higher profit share expense in the current year due to lower manufacturing costs related to our Joint Business, partially offset by the timing of government subsidies earned.

Non-operating items

Interest expense, net

Interest expense, net was $33.0 million for the fiscal quarter ended July 4, 2021, as compared with $47.5 million for the fiscal quarter ended June 28, 2020. The decrease of $14.5 million primarily related to lower borrowings due to the use of the net proceeds from the IPO (i) to redeem $160 million of our 2025 Notes, (ii) to redeem $270 million of our 2028 Notes, and (iii) to repay $892.7 million in aggregate principal amount of borrowings under our Dollar Term Loan Facility.

Interest expense, net was $76.4 million for the fiscal six months ended July 4, 2021, as compared with $99.7 million for the fiscal six months ended June 28, 2020. The decrease of $23.3 million primarily related to lower borrowings due to our use of net proceeds from the IPO for debt repayment, as detailed above.

Tax indemnification income, net

Tax indemnification income was $0.2 million for the fiscal quarter ended July 4, 2021, as compared with $2.4 million for the fiscal quarter ended June 28, 2020, primarily related to interest on our indemnification receivables related to certain tax matters included in our pre-acquisition audit reserves. The decrease in tax indemnification income for the fiscal quarter ended July 4, 2021 as compared with the fiscal quarter ended June 28, 2020 relates to the resolution of certain pre-Acquisition U.S. federal and state tax positions during the fiscal third and fourth quarters of 2020.

Tax indemnification income was $0.4 million for the fiscal six months ended July 4, 2021, as compared with $4.9 million for the fiscal six months ended June 28, 2020, primarily related to interest on our indemnification receivables related to certain tax matters included in our pre-Acquisition audit reserves. The decrease in tax indemnification income for the fiscal six months ended July 4, 2021 as compared with the fiscal six months ended June 28, 2020 relates to the resolution of certain pre-Acquisition U.S. federal and state tax positions during the fiscal third and fourth quarters of 2020.

Other expense, net

Other expense, net was $3.4 million for the fiscal quarter ended July 4, 2021 comprised primarily of $1.3 million of net foreign currency losses. Other expense, net was $53.4 million for the fiscal six months ended July 4, 2021 and was comprised primarily of loss on early extinguishment of debt of $50.3 million, which was related to the use of proceeds from the IPO to redeem portions of our outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility.

Other expense, net was $7.7 million for the fiscal quarter ended June 28, 2020 and was comprised primarily of $6.5 million of net foreign currency losses, of which $5.1 million was unrealized, primarily related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries and loss on early extinguishment of debt of $2.6 million related to debt refinancing activities, which was offset by fair value gains of $1.2 million from interest rate caps. Other expense, net was $67.0 million for the fiscal six months ended June 28, 2020 and was comprised primarily of $54.8 million of net foreign currency losses, of which $55.0 million was unrealized, mainly related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries, and loss on early extinguishment of $12.6 million related to debt refinancing activities.

Provision for income taxes

During the fiscal quarter ended July 4, 2021, we incurred a loss before provision from income taxes of $4.9 million and recognized a provision for income taxes of $15.1 million resulting in a negative effective tax rate of 305.2%. During the fiscal six months ended July 4, 2021, we incurred a loss before provision from income taxes of $40.7 million and recognized a provision for income taxes of $18.4 million resulting in a negative effective tax rate of 45.3%. The effective tax rates for the periods differ from the U.S. federal statutory rates primarily due to (i) the impacts of operating losses in certain subsidiaries not being benefitted due to the establishment of valuation allowances, (ii) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, and (iii) the tax expense associated with the remeasurement of deferred tax assets and liabilities due to the enactment of new tax rates, primarily in the United Kingdom.

During the fiscal quarter ended June 28, 2020, we incurred a loss before provision for income taxes of $37.5 million and recognized a provision for income taxes of $3.8 million resulting in a negative effective tax rate of 10.0%. During the fiscal six months ended June 28, 2020, we incurred a loss before provision for income taxes of $134.6 million and recognized a provision for income taxes of $7.9 million resulting in a negative effective tax rate of 5.9%. The effective tax rates for the periods differ from the U.S. federal statutory rates primarily due to (i) the impacts of operating losses in certain subsidiaries not being benefitted due to the establishment of valuation allowances, (ii) increases in the Company’s interest expense on prior year reserves for uncertain tax positions, and (iii) non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

Use of Non-GAAP Financial Measures

Reconciliation of Net Loss to Adjusted EBITDA

We believe that our financial statements and the other financial data included in this Quarterly Report on Form 10-Q have been prepared in a manner that complies, in all material respects, with GAAP, and are consistent with current practice, with the exception of the inclusion of financial measures that differ from measures calculated in accordance with GAAP. Adjusted EBITDA consists of net loss before interest expense, net, provision for income taxes and depreciation and amortization and eliminates (i) non-operating income or expense, and (ii) impacts of certain noncash, unusual or other items that are included in net loss that we do not consider indicative of our ongoing operating performance.

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

The following tables reconcile Net loss to Adjusted EBITDA for the periods presented:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss	$(20.0)	$(41.3)	$(59.1)	$(142.5)
Interest expense, net	33.0	47.5	76.4	99.7
Provision for income taxes	15.1	3.8	18.4	7.9
Depreciation and amortization	83.1	79.9	165.8	159.7
Stock-based compensation	11.0	2.2	14.5	3.8
Restructuring and severance-related costs (a)	1.7	2.2	3.0	4.6
Tax indemnification income, net	(0.2)	(2.4)	(0.4)	(4.9)
Loss on extinguishment of debt	—	2.6	50.3	12.6
Unrealized foreign currency exchanges losses, net (b)	—	3.0	—	52.3
Other adjustments (c)	4.5	3.4	11.6	9.7
Adjusted EBITDA	$128.1	$100.9	$280.6	$202.9
(a)	Represents restructuring and severance costs related to several discrete initiatives intended to strengthen operational performance and to support building our commercial capabilities.
(b)

Represents noncash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies primarily related to intercompany loans. In the fiscal six months ended July 4, 2021, we initiated programs to mitigate the impact of foreign currencies related to intercompany loans in our results, and such noncash net unrealized gains were approximately $35.8 million and $13.8 million for the fiscal quarter and six months ended July 4, 2021, respectively. We expect these programs to continue to mitigate the impact of foreign currencies related to intercompany loans in its results in future periods, and thus we did not exclude noncash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies from Adjusted EBITDA during the fiscal six months ended July 4, 2021 and onwards.

(c)

Represents miscellaneous other adjustments related to unusual items impacting our results including the elimination of management fees, noncash derivative mark-to-market loss and certain asset write-downs. See information below:

	Fiscal Quarter Ended		Fiscal Six Months Ended
($ in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
EU medical device regulation transition costs	$0.9	$1.2	$1.8	$2.3
Principal shareholder management fee	0.8	0.7	1.5	1.5
Derivative mark-to-market loss (gain)	1.0	(1.2)	1.6	(0.2)
Other	1.8	2.7	6.7	6.1
Total other adjustments	$4.5	$3.4	$11.6	$9.7

Segment Results

The key indicators that we monitor are as follows:

•	Net revenue - This measure is discussed in the section entitled “Results of operations;”
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

	Fiscal Quarter Ended			Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Segment net revenue
Americas	$296.3	$241.1	22.9%	$617.7	$491.7	25.6%
EMEA	67.8	51.0	33.0%	136.3	109.6	24.3%
Greater China	58.5	43.3	35.0%	113.5	89.6	26.6%
Other	69.9	55.2	26.7%	131.8	107.6	22.6%
Net revenue	492.5	390.5	26.1%	999.3	798.5	25.2%

	Fiscal Quarter Ended			Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Segment Adjusted EBITDA
Americas	$128.5	$105.4	21.9%	$269.2	$213.1	26.3%
EMEA	13.0	8.9	44.8%	30.5	20.6	47.8%
Greater China	24.1	19.1	25.7%	49.2	37.9	30.0%
Other	23.1	18.1	27.8%	42.5	33.3	27.8%
Corporate	(60.5)	(50.6)	19.4%	(110.8)	(101.9)	8.7%
Adjusted EBITDA	128.1	100.9	27.0%	280.6	202.9	38.3%

Americas

Net revenue was $296.3 million for the fiscal quarter ended July 4, 2021 compared to net revenue of $241.1 million for the fiscal quarter ended June 28, 2020, including a decrease in sales of $13.3 million from our COVID-19 antibody and antigen tests. The increase of $55.2 million, or 22.9%, which included operational net revenue growth of 21.3% and a positive impact of 1.6% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business, driven by the continued recovery of testing volumes, higher instrument sales in our Clinical Laboratories business, and a new customer in our Donor Screening business in the United States.

Net revenue was $617.7 million for the fiscal six months ended July 4, 2021 compared to net revenue of $491.7 million for the fiscal six months ended June 28, 2020, including incremental sales of $10.7 million from our COVID-19 antibody and antigen tests. The increase of $126.1 million, or 25.6%, which included operational net revenue growth of 25.1% and a positive impact of 0.5% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business, higher instrument sales in our Clinical Laboratories business, a new customer in our Donor Screening business in the United States and grant revenue related to development of our COVID-19 antibody and antigen tests.

Adjusted EBITDA was $128.5 million for the fiscal quarter ended July 4, 2021 compared to Adjusted EBITDA of $105.4 million for the fiscal quarter ended June 28, 2020. The increase of $23.1 million, or 21.9%, was primarily due to higher revenues.

Adjusted EBITDA was $269.2 million for the fiscal six months ended July 4, 2021 compared to Adjusted EBITDA of $213.1 million for the fiscal six months ended June 28, 2020. The increase of $56.1 million, or 26.3%, was primarily due to higher revenues and lower travel-related costs.

EMEA

Net revenue was $67.8 million for the fiscal quarter ended July 4, 2021 compared to net revenue of $51.0 million for the fiscal quarter ended June 28, 2020, including incremental sales of $2.2 million from our COVID-19 antibody and antigen tests. The increase of $16.8 million, or 33.0%, which included operational net revenue growth of 24.3% and a positive impact of 8.7% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business, and higher reagent revenue in our Immunohematology business, driven by the continued recovery of testing volumes.

Net revenue was $136.3 million for the fiscal six months ended July 4, 2021 compared to net revenue of $109.6 million for the fiscal six months ended June 28, 2020, including incremental sales of $6.4 million from our COVID-19 antibody and antigen tests. The increase of $26.7 million, or 24.3%, which included operational net revenue growth of 15.6% and a positive impact of 8.7% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business, and higher instrument sales in our Clinical Laboratories business.

Adjusted EBITDA was $13.0 million for the fiscal quarter ended July 4, 2021 compared to Adjusted EBITDA of $8.9 million for the fiscal quarter ended June 28, 2020. The increase of $4.0 million, or 44.8%, was primarily due to higher revenues and lower distribution costs, partially offset by increased travel costs due to the impact of the global COVID-19 pandemic and travel restrictions in the prior year.

Adjusted EBITDA was $30.5 million for the fiscal six months ended July 4, 2021 compared to Adjusted EBITDA of $20.6 million for the fiscal six months ended June 28, 2020. The increase of $9.9 million, or 47.8%, was primarily due to higher revenues and partially offset by increased employee-related costs.

Greater China

Net revenue was $58.5 million for the fiscal quarter ended July 4, 2021 compared to net revenue of $43.3 million for the fiscal quarter ended June 28, 2020. The increase of $15.2 million, or 35.0%, which included operational net revenue growth of 23.2% and a positive impact of 11.7% from foreign currency fluctuations, was primarily due to higher reagent revenue and instrument sales in our Clinical Laboratories and Immunohematology businesses.

Net revenue was $113.5 million for the fiscal six months ended July 4, 2021 compared to net revenue of $89.6 million for the fiscal six months ended June 28, 2020. The increase of $23.8 million, or 26.6%, which included operational net revenue growth of 16.7% and a positive impact of 9.9% from foreign currency fluctuations, was primarily due to higher reagent revenue and instrument sales in our Clinical Laboratories business and higher reagent revenue in our Immunohematology business.

Adjusted EBITDA was $24.1 million for the fiscal quarter ended July 4, 2021 compared to Adjusted EBITDA of $19.1 million for the fiscal quarter ended June 28, 2020. The increase of $4.9 million, or 25.7%, was primarily due to higher revenues.

Adjusted EBITDA was $49.2 million for the fiscal six months ended July 4, 2021 compared to Adjusted EBITDA of $37.9 million for the fiscal six months ended June 28, 2020. The increase of $11.4 million, or 30.0%, was primarily due to higher revenues.

Other

Net revenue was $69.9 million for the fiscal quarter ended July 4, 2021 compared to net revenue of $55.2 million for the fiscal quarter ended June 28, 2020. The increase of $14.7 million, or 26.7%, which included operational net revenue growth of 24.7% and a positive impact of 2.0% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business.

Net revenue was $131.8 million for the fiscal six months ended July 4, 2021 compared to net revenue of $107.6 million for the fiscal six months ended June 28, 2020. The increase of $24.3 million, or 22.6%, which included operational net revenue growth of 20.1% and a positive impact of 2.5% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories business.

Adjusted EBITDA was $23.1 million for the fiscal quarter ended July 4, 2021 compared to Adjusted EBITDA of $18.1 million for the fiscal quarter ended June 28, 2020. The increase of $5.0 million, or 27.8%, was primarily due to higher revenues.

Adjusted EBITDA was $42.5 million for the fiscal six months ended July 4, 2021 compared to Adjusted EBITDA of $33.3 million for the fiscal six months ended June 28, 2020. The increase of $9.2 million, or 27.8%, was primarily due to higher revenues.

 Liquidity and capital resources

As of July 4, 2021 and January 3, 2021, we had $200.9 million and $132.8 million of Cash and cash equivalents, respectively. As of July 4, 2021 and January 3, 2021, $127.1 million and $108.8 million, respectively, of these Cash and cash equivalents were maintained in non-U.S. jurisdictions, primarily held in foreign currencies. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

      Historical cash flows

The following table presents a summary of our net cash inflows (outflows) for the periods shown:

	Fiscal Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020
Net cash provided by (used in) operating activities	$122.8	$(63.5)
Net cash used in investing activities	(4.3)	(25.5)
Net cash (used in) provided by financing activities	(50.2)	88.0

Fiscal six months ended July 4, 2021

Net cash flows provided by operating activities

Net cash provided by operating activities was $122.8 million for the fiscal six months ended July 4, 2021. Factors resulting in Cash provided by operating activities included strong collections on Accounts receivable, as well as the impact of our new receivables purchase agreement, and cash inflows from earnings before interest, taxes, depreciation and amortization expense. These increases were partially offset by the payment of interest on borrowings of $83.6 million, settlement of Accrued liabilities and increased investments in inventories of $85.9 million, which includes $57.7 million of instrument inventories that were transferred from Inventories to Property, plant and equipment, net, related to customer leased instruments.

Net cash flows used in investing activities

Net cash used in investing activities was $4.3 million for the fiscal six months ended July 4, 2021. The primary factor resulting in Cash used in investing activities was Purchases of property, plant and equipment during the fiscal six months ended July 4, 2021 of $19.6 million, offset by proceeds of $15.2 million related to the net settlement of our terminated cross currency swaps.

Net cash flows used in financing activities

Net cash used in financing activities was $50.2 million for the fiscal six months ended July 4, 2021. During the fiscal six months ended July 4, 2021, net proceeds from our initial public offering of $1,426.4 million were partially offset by payments of long-term borrowings of $1,392.1 million. Additionally, payments on short-term borrowings included the repayment of the outstanding balance of our Financing Program.

Fiscal six months ended June 28, 2020

Net cash flows used in operating activities

Net cash used in operating activities was $63.5 million for the fiscal six months ended June 28, 2020. Factors resulting in cash used in operating activities included payment of interest on borrowings of $105.6 million, settlement of Accounts payable and an increased investment in Inventories of $92.4 million. We transferred $56.2 million of instrument inventories from Inventories to Property, plant and equipment, net, which was noncash activity. We also had an increase in Other current and Other assets of $27.3 million. These cash outflows were offset by cash inflows from earnings before interest, taxes, depreciation and amortization expense and other noncash items, as well as net collections of Accounts receivable of $52.2 million.

Net cash flows used in investing activities

Net cash used in investing activities was $25.5 million for the fiscal six months ended June 28, 2020. The primary factor resulting in Cash used in investing activities was Purchases of property, plant and equipment during the fiscal six months ended June 28, 2020 of $24.3 million.

Net cash flows provided by financing activities

Net cash provided by financing activities was $88.0 million for the fiscal six months ended June 28, 2020. During the fiscal six months ended June 28, 2020, net proceeds from the issuance of the 2025 Notes, 2028 Notes and Euro Term Loan of $1,422.7 million were offset by payments on the 2022 Notes of $1,331.8 million and net short-term borrowings of $3.1 million.

Debt capitalization

The following table details our debt outstanding as of July 4, 2021 and January 3, 2021:

	July 4, 2021	January 3, 2021
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$2,185.5
Euro Term Loan Facility	380.9	408.9
Revolving Credit Facility	—	—
2028 Notes	405.0	675.0
2025 Notes	240.0	400.0
Accounts Receivable Financing	—	75.0
Sale and Leaseback Financing	—	20.5
Finance lease obligation	0.9	1.0
Other short-term borrowings	2.1	0.9
Other long-term borrowings	3.2	3.9
Unamortized deferred financing costs	(23.9)	(40.9)
Unamortized original issue discount	(6.0)	(11.3)
Total borrowings	2,295.0	3,718.5
Less: Current portion	(65.6)	(160.0)
Long-term borrowings	$2,229.4	$3,558.5

As of July 4, 2021 and January 3, 2021, there were no outstanding borrowings under the Revolving Credit Facility. As of July 4, 2021 and January 3, 2021, letters of credit issued under the Revolving Credit Facility totaled $33.2 million and $37.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $466.8 million and $312.5 million as of July 4, 2021 and January 3, 2021, respectively. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements or require us to remain below a specific credit coverage threshold. We believe that we are and will continue to be in compliance with these covenants.

On February 5, 2021, we entered into a fifth amendment of our Credit Agreement (as amended, the “Credit Agreement”) governing our Senior Secured Credit Facilities, which increased the Revolving Credit Facility contained in the credit agreement by $150.0 million to an aggregate amount of $500.0 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the fifth amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing Indebtedness (as defined in the Credit Agreement) with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500.0 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. All other terms of the Senior Secured Credit Facilities will remain substantially the same except as otherwise amended by the fifth amendment.

As of July 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $9.1 million and $17.3 million, respectively. As of July 4, 2021 and January 3, 2021, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $4.1 million and $4.6 million, respectively. As of July 4, 2021 and January 3, 2021, the remaining unamortized balance related to the Revolving Credit Facility was $3.5 million and $3.4 million, respectively. The effective interest rate of the Dollar Term Loan Facility and Euro Term Loan Facility as of July 4, 2021 is 5.76% and 3.88%,  respectively.

On January 27, 2020, we issued $675.0 million aggregate principal amount of 7.250% Senior Notes due 2028, on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are our senior unsecured obligations and the 2028 Notes and the guarantees rank equally in right of payment with all of the Lux Co-Issuer’s and U.S. Co-Issuer’s (together, the “Issuers”) and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of our non-guarantor subsidiaries. We incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes. On February 5, 2021, we used a portion of the proceeds from our IPO to redeem $270.0 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million for the fiscal six months ended July 4, 2021, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium.

Concurrent with the issuance of the 2028 Notes, we entered into a $350.0 million U.S. Dollar equivalent swap to Japanese Yen-denominated interest at a weighted average rate of 5.56%, for a five-year term. During the fiscal six months ended July 4, 2021, we terminated the cross currency swaps and received $12.8 million of cash from net settlement.

On June 11, 2020, we issued $400.0 million aggregate principal amount of 7.375% Senior Notes due 2025 on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and the guarantees thereof are our unsecured obligations and the 2025 Notes and the guarantees thereof rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes. The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. We incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes. On February 5, 2021, we used a portion of the proceeds from our IPO to redeem $160.0 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $14.5 million for the fiscal six months ended July 4, 2021, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of the redemption premium.

In September 2016, we entered into an accounts receivable financing program (the “Financing Program”) with a financial institution. The Financing Program matures on January 24, 2022 and is secured by receivables from our U.S. business that are sold or contributed to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase or receipt of the receivables and subsequent granting of a security interest to the financial institution under the program, and its assets are available first to satisfy obligations and are not available to pay creditors of our other legal entities. Under the Financing Program, we may borrow up to the lower of $75.0 million or 85% of the accounts receivable borrowing base. Interest on outstanding borrowings under the Financing Program is charged based on a per annum rate equal to the London Inter-bank Offered Rate (the “LIBOR Rate”) (with a floor of zero percent and as defined in the agreement) plus the LIBOR Rate margin (2.25 percentage points) if the related loan is a LIBOR Rate loan. Otherwise, the per annum rate is equal to a Base Rate (as defined in the Financing Program agreement) plus the base rate margin (1.25 percentage points). Interest is due and payable, in arrears, on the first day of each month. The Financing Program is also subject to termination under standard events of default as defined.

On June 11, 2021, Ortho-Clinical Diagnostics FinanceCo I, LLC (“Ortho FinanceCo I”), a wholly owned receivables financing subsidiary of us, entered into a receivables purchase agreement (the “RPA”) with Wells Fargo, N.A., as administrative agent (the “Agent”), and certain purchasers. Under the RPA, Ortho FinanceCo I may sell receivables in amounts up to a $75.0 million limit, subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the purchasers, in all assets of Ortho FinanceCo I. We, in our capacity as master servicer under the RPA, are responsible for administering and collecting the receivables and have made customary representations, warranties, covenants and indemnities. We have also provided a performance guarantee for the benefit of Ortho FinanceCo I to cause the due and punctual performance by us of our obligations as master servicer. The proceeds of the RPA were used, in part, to pay off the outstanding balance of the Financing Program.

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

Liquidity Outlook

Short-term liquidity outlook

We expect that our cash and cash equivalents, cash flows from operations and amounts available under the Revolving Credit Facility will be sufficient to meet debt service requirements, working capital requirements, and capital expenditures for the next 12 months from the issuance of these unaudited consolidated financial statements. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the fiscal six months ended July 4, 2021, we transferred $57.7 million of instrument inventories from Inventories to Property, plant and equipment, further increasing our investment in property, plant and equipment. We currently estimate that we will transfer additional instrument inventories of approximately $80 million during the remainder of fiscal 2021.

Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund continuing operations for the next 12 months from the issuance of these unaudited consolidated financial statements. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements and require us to remain below a specific credit coverage threshold. Our credit agreement has a financial covenant (ratio of Net First Lien Secured Debt to Adjusted EBITDA not to exceed 5.5-to-1, subject to a 50 basis point step-down on September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date. As of July 4, 2021, we had no outstanding borrowings under our Revolving Credit Facility. Due to the current economic and business uncertainty resulting from the ongoing COVID-19 pandemic, from time to time we may borrow from our Revolving Credit Facility, if needed, for the remainder of fiscal year 2021. We believe that we will continue to comply with the financial covenant for the next 12 months. In the event we do not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the Revolving Credit Facility. If the lenders on the Revolving Credit Facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness. We believe that we will continue to be in compliance with these covenants. However, should it become necessary, we may seek to raise additional capital within the next 12 months through borrowings on credit facilities, other financing activities and/or the private sale of equity securities.

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

Recent accounting pronouncements

Information regarding new accounting pronouncements is included in Note 3 – Recent accounting pronouncements to the unaudited consolidated financial statements.

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

Off-balance sheet arrangements

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

Interest rate risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest exposure will relate to outstanding amounts under our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $2,173.8 million, including up to $500.0 million under our Revolving Credit Facility. Assuming our Senior Secured Credit Facilities are fully drawn (and to the extent that LIBOR is in excess of the zero floor rate of our Senior Secured Credit Facilities), each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our Senior Secured Credit Facilities by approximately $2.7 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Senior Secured Credit Facilities, see “Risk factors—Risks related with our indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. As of July 4, 2021, we have an interest rate cap agreement to hedge our interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities with an interest rate cap amount of 3.5%, with caplets that mature through December 31, 2023.

We also have entered into an interest rate swap agreement, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.635% and receive a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month through December 31, 2023. As of July 4, 2021, the notional amount of the interest rate swap was $1,500 million. The notional value of this instrument is expected to be $1,000 million in fiscal 2022 and $500 million in fiscal 2023.

Foreign exchange rates risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 48% of our revenue for the fiscal six months ended July 4, 2021 outside the United States. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Our foreign assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rate for each relevant period. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive gain of $1.1 million and comprehensive loss of $7.7 million for the fiscal quarter and six months ended July 4, 2021, respectively. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive gain of $4.4 million and comprehensive loss of $6.4 million for the fiscal quarter and six months ended June 28, 2020, respectively. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.

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

Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. During the fiscal quarter and six months ended July 4, 2021, we recorded foreign currency exchange losses of $1.3 million and $0.4 million, respectively. During the fiscal quarter and six months ended June 28, 2020, we recorded foreign currency exchange losses of $6.5 million and $54.8 million, respectively. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We may enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.

Foreign exchange risk is also managed through the use of foreign currency debt. During the fiscal quarter ended July 4, 2021, our senior secured Euro Term Loan Facility of €260 million ($308.6 million) have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt instruments are included in foreign currency translation adjustments within AOCI.

We have entered into foreign-currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with total notional amount of $590.5 million as of July 4, 2021, with maturity dates through November 2021. Foreign-currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of July 4, 2021 and the unrealized loss of $0.5 million is reported as a component of other comprehensive loss, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual losses upon settlement of $1.6 million and gains upon settlement of $2.5 million were recognized in earnings during the fiscal six months ended July 4, 2021 and June 28, 2020, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 4, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time a party to legal proceedings which arise in the normal course of business. We do not believe any pending litigation to be material, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. See Note 15 - Commitments and contingencies to the interim unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended January 3, 2021 or any of our subsequently filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Severance letter agreement with Michael Iskra dated May 2021	8-K	001-39956	99.1	May 25, 2021

10.2	Receivables purchase agreement, dated as of June 11, 2021, by and among Ortho-Clinical Diagnostics FinanceCo I, LLC, as seller, Ortho-Clinical Diagnostics, Inc., as master servicer, Wells Fargo Bank, N.A., as administrative agent, and certain purchasers party thereto	8-K	001-39956	10.1	June 15, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ortho Clinical Diagnostics Holdings plc

Date: August 9, 2021	By:	/s/ Christopher M. Smith
Christopher M. Smith
Chairman and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer