Form 10-K
period 2022-01-02
Ortho Clinical Diagnostics Holdings plc
filed 2022-03-08
CIK 1828443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based upon the closing sale price as reported on The Nasdaq Global Select Market on July 4, 2021, the last business day of the registrant’s most recently completed fiscal second quarter, was approximately $1.9 billion.

As of February 18, 2022, 237,529,555 of the registrant’s ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Ortho Clinical Diagnostics Holdings plc for the 2022 Annual Meeting of Shareholders, which will be filed within 120 days of January 2, 2022 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

i

Basis of presentation

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to:

•
the term “2025 Notes” refers to the 7.375% Senior Notes due 2025 issued by the Lux Co-Issuer and the U.S. Co-Issuer;
•
the term “2025 Notes Indenture” refers to the indenture governing the 2025 Notes, as amended, supplemented or otherwise modified from time to time;
•
the term “2028 Notes” refers to the 7.250% Senior Notes due 2028 issued by the Lux Co-Issuer and the U.S. Co-Issuer;
•
the term “2028 Notes Indenture” refers to the indenture governing the 2028 Notes, as amended, supplemented or otherwise modified from time to time;
•
the term “Acquisition” refers to the acquisition by Ortho-Clinical Diagnostics Bermuda Co. Ltd., a Bermuda exempted limited liability company and the Company’s predecessor (“Bermuda Holdco”), pursuant to a stock and asset purchase agreement, dated January 16, 2014 (the “Acquisition Agreement”), of (i) certain assets and liabilities and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities which, together with their subsidiaries, comprised the Ortho Clinical Diagnostics business from Johnson & Johnson;
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
•
the term “emerging markets” refers to all countries where we operate other than Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Norway, Portugal, Spain, Sweden, Switzerland, the United Kingdom (“U.K.”), the United States (“U.S.”) and certain other developed countries;
•
the term “GAAP” refers to the generally accepted accounting principles in the United States of America;
•
the term “Holdings” refers to Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., a société à responsabilité limitée organized under the laws of the Grand Duchy of Luxembourg, having its registered office at 89C, rue Pafebruch, L-8308 Capellen, Grand Duchy of Luxembourg and registered with the Luxembourg trade and companies register (Registre de Commerce et des Sociétés de Luxembourg) under number B185679 and an indirect, wholly owned subsidiary of UK TopCo;
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
•
the term “Lux Co-Issuer” refers to Ortho-Clinical Diagnostics S.A., a société anonyme organized under the laws of the Grand Duchy of Luxembourg, having its registered office at 89C, rue Pafebruch, L-8308 Capellen Luxembourg and registered with the Luxembourg trade and companies register (Registre de Commerce et des Sociétés de Luxembourg) under number B 185693 and an indirect, wholly owned subsidiary of UK TopCo;
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
•
the term “Senior Secured Credit Facilities” refers to (a) the senior secured term loan facility, as amended on June 8, 2018, in an amount of $2,325.0 million (the “Dollar Term Loan Facility”), (b) the euro-denominated senior secured term loan facility in an amount equal to €337.4 million (the “Euro Term Loan Facility” and, together with the Dollar Term Loan Facility, the “Term Loan Facilities”), and (c) the multi-currency senior secured revolving facility with commitments of $500.0 million (the “Revolving Credit Facility”);
•
the term “throughput” refers to the number of tests performed during a certain time period;

•
the term “UK TopCo” refers to Ortho Clinical Diagnostics Holdings plc, a public limited company incorporated under the laws of England and Wales, and not any of its subsidiaries;
•
the term “U.S. Co-Issuer” refers to Ortho-Clinical Diagnostics, Inc., a corporation incorporated under the laws of the State of New York and an indirect, wholly owned subsidiary of UK TopCo; and
•
the terms “we”, “us”, “our”, “its”, the “Company” and “Ortho” refer to Ortho Clinical Diagnostics plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries.

References to a year refer to our fiscal years ended on the Sunday nearest December 31 of the specified year (for example, the terms “2021” and “fiscal 2021” refer to our fiscal year ended January 2, 2022, the terms “2020” and “fiscal 2020” refer to our fiscal year ended January 3, 2021 and the terms “2019” and “fiscal 2019” refer to our fiscal year ended December 29, 2019). Typically, each fiscal year consists of 52 weeks, but periodically (approximately every five or six years) the fiscal year consists of 53 weeks, as was the case in 2020.

References to our customers mean those customers we directly sell our products and services to, such as hospitals, clinics and our distributors. References to our end-customers mean customers who use our products, which include hospitals and clinics.

For fiscal 2021, reported monetary amounts, percentages and other figures included in this Annual Report on Form 10-K have been calculated based on underlying, unrounded amounts. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. For periods prior to fiscal 2021, certain monetary amounts, percentages and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments.

Reorganization Transactions

UK TopCo is a public limited company incorporated under the laws of England and Wales for purposes of becoming the new holding company of Bermuda Holdco and its subsidiaries and upon incorporation, it had an initial share capital of one ordinary share and 50,000 preferred redeemable shares (“Incorporation Shares”). Prior to the consummation of the Reorganization Transactions, UK TopCo had no subsidiaries or operations. On January 25, 2021, Carlyle and all other shareholders of Bermuda Holdco contributed all of their outstanding equity interests in Bermuda Holdco to UK TopCo in exchange for ordinary shares of UK TopCo on a 1-for-1 basis (the “Reorganization Transactions”). Following the Reorganization Transactions, the Incorporation Shares held by Carlyle were deferred, with no economic or voting rights attributable to such shares.

We expect that Bermuda Holdco will be dissolved and UK TopCo will directly own all outstanding equity interests of Holdings and will indirectly own all outstanding equity interests of Holdings’ subsidiaries. Prior to the Reorganization Transactions, UK TopCo had no operations and no material assets or liabilities. As a result of the Reorganization Transactions, UK TopCo superseded Bermuda Holdco as the ultimate parent of Ortho and succeeded to the business and operations of Bermuda Holdco.

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

Unless specifically noted otherwise, information presented in this Annual Report on Form 10-K with respect to our position relative to other industry participants is based on information or sources for the year ended December 31, 2020. Market size and market growth information presented in this Annual Report on Form 10-K reflects estimates of market sizes and growth in such markets for the year ended December 31, 2020 and for the years ended December 31, 2020 through 2024 respectively. In each such case, management believes such information presented represents the most recent data available to the Company.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including, but not limited to: the ongoing global coronavirus (“COVID-19”) pandemic; risks related to the proposed acquisition of Ortho by Quidel Corporation, including (i) failure to complete the proposed transaction on the proposed terms or on the anticipated timeline, or at all, (ii) risks and uncertainties related to securing the necessary regulatory and shareholder approvals, the sanction of the High Court of Justice of England and Wales and satisfaction of other closing conditions to consummate the proposed transaction; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction; (iv) the challenges and costs of closing, integrating, restructuring and achieving anticipated synergies; and (v) the ability to retain key employees; increased competition; manufacturing problems or delays or failure to develop and market new or enhanced products or services; adverse developments in global market, economic and political conditions; our ability to obtain additional capital on commercially reasonable terms may be limited or non-existent; our inability to implement our strategies for improving growth or to realize the anticipated benefits of any acquisitions and divestitures, including as a result of difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations; a need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets; our inability to achieve some or all of the operational cost improvements and other benefits that we expect to realize; our ability to operate according to our business strategy should our collaboration partners fail to fulfill their obligations; risk that the insurance we will maintain may not fully cover all potential exposures; product recalls or negative publicity may harm our reputation or market acceptance of our products; decreases in the number of surgical procedures performed, and the resulting decrease in blood demand; fluctuations in our cash flows as a result of our reagent rental model; terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations; the outcome of legal proceedings instituted against us and/or others; risks associated with our non-U.S. operations, including currency translation risks, the impact of possible new tariffs and compliance with applicable trade embargoes; the effect of the U.K.’s withdrawal from the European Union (“E.U.”); our inability to deliver products and services that meet customers’ needs and expectations; failure to maintain a high level of confidence in our products; significant changes in the healthcare industry and related industries that we serve, in an effort to reduce costs; reductions in government funding and reimbursement to our customers; price increases or interruptions in the supply of raw materials, components for our products, and products and services provided to us by certain key suppliers and manufacturers; our ability to recruit and retain the experienced and skilled personnel we need to compete; work stoppages, union negotiations, labor disputes and other matters associated with our labor force; consolidation of our customer base and the formation of group purchasing organizations; unexpected payments to any pension plans applicable to our employees; our inability to obtain required clearances or approvals for our products; failure to comply with applicable regulations, which may result in significant costs or the suspension or withdrawal of previously obtained clearances or approvals; the inability of government agencies to hire, retain or deploy personnel or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner; disruptions resulting from President Biden’s invocation of the Defense Production Act; results of clinical studies, which may be delayed or fail to demonstrate the safety and effectiveness of our products; costs to comply with environmental and health and safety requirements, or costs related to liability for contamination or other potential environmental harm; healthcare fraud and abuse regulations that could result in liability, require us to change our business practices and restrict our operations in the future; failure to comply with the anti-corruption laws of the United States and various international jurisdictions; failure to comply with anti-terrorism laws and regulations and applicable trade embargoes; failure to comply with the requirements of federal, state and international laws pertaining to the privacy and security of health information; our inability to maintain our data management and information technology systems; data corruption, cyber-based attacks, security breaches and privacy violations; our inability to protect and enforce our intellectual property rights or defend against intellectual property infringement suits against us by third parties; risks related to changes in income tax laws and regulations; risks related to our substantial indebtedness; our ability to generate cash flow to service our substantial debt obligations; difficulties complying with the rules of the Nasdaq Global Select Market (“Nasdaq”) regarding the composition of our Board of Directors and certain committees now that we are no longer a “controlled company”; and risks related to the ownership of our ordinary shares, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Our company

We are a pure-play in vitro diagnostics (“IVD”) business, pioneering life-impacting advances in diagnostics for over 80 years, from our earliest work in blood typing, to our innovation in infectious diseases and our latest developments in laboratory solutions. We are driven by our credo, “Because Every Test is A Life.” This guiding principle reflects the crucial role diagnostics play in global health and guides our priorities as an organization. As a leader in IVD, we impact approximately 800,000 patients every day. We are dedicated to improving outcomes for these patients and saving lives through providing innovative and reliable diagnostic testing solutions to the clinical laboratory and transfusion medicine communities. Our global infrastructure and commercial reach allow us to serve these markets with significant scale. We have an intense focus on the customer. We support our customers with high quality diagnostic instrumentation, a broad test portfolio and market leading service. Our products deliver consistently fast, accurate and reliable results that allow clinicians to make better-informed treatment decisions. Our business model generates significant recurring revenues and strong cash flow streams, primarily from the ongoing sales of high margin consumables. In fiscal 2021, these recurring revenues contributed approximately 93% of both our total and core revenue. We maintain close connectivity with our customers through our global presence, with more than 4,800 employees, including approximately 2,300 commercial sales, service and marketing teammates. This global organization allows us to support our customers across more than 130 countries and territories.

In 2014, we were acquired by The Carlyle Group from Johnson & Johnson and became an independent organization, solely focused on delivering high quality IVD products and service to our diagnostic customer base. At the time of the separation, our business had global scale, a reputation for high quality products, a strong quality management system and a research and development team with extensive scientific expertise. IVD testing is a critical tool in evaluating health in many different settings around the world. IVD is a core component of routine healthcare check-ups for those who are presenting with symptoms or require procedures, and it influences up to 70% of critical healthcare clinical decision-making. Consequently, our IVD solutions have a profound impact on the assessment of health and the delivery of care. IVD is also critical in monitoring the transmission and spread of infectious disease outbreaks, where Ortho’s longstanding excellence in infectious disease testing is particularly relevant. Our solutions are central to the operations of hospitals, clinics, blood banks and donor centers around the world, where they are used to help diagnose certain conditions, such as cancer or heart attacks, and infectious diseases, such as hepatitis, HIV, and most recently, COVID-19, where we have launched four antibody tests and an antigen test, and we are actively expanding our menu of tests to address the global pandemic.

We operate two lines of business, Clinical Laboratories and Transfusion Medicine, which together generate our core revenue:

•
Clinical Laboratories: Focused on (i) clinical chemistry, which is the measurement of target chemicals in bodily fluids for the evaluation of health and the clinical management of patients, (ii) immunoassay instruments, which test the measurement of proteins as they act as antigens in the spread of disease, antibodies in the immune response spurred by disease, or markers of proper organ function and health, and (iii) testing to detect and monitor disease progression across a broad spectrum of therapeutic areas, and includes grant revenue related to development of our COVID-19 antibody and antigen tests.
•
Transfusion Medicine: Focused on (i) immunohematology instruments and tests used for blood typing to ensure patient-donor compatibility in blood transfusions; and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the United States.

Information concerning revenues and long-lived assets attributable to our lines of business and geographic areas is set forth in Note 4–Revenue and Note 19–Segments and geographic information to our audited consolidated financial statements, set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K.

Our broad offerings allow us to support our customer base and maximize the opportunity to provide each of our customers with a comprehensive array of products and services over time. We refer to this mutually beneficial approach as focusing on Lifetime Customer Value (“LCV”). Our focus on LCV underpins everything we do, from the design and execution of our commercial and service model, to our instrument and assay innovation, to the composition of our global footprint. Our approach has informed our choice to focus on medium- to high-volume laboratories (our “Focus Markets”), which in turn has helped us become a leader in our Focus Markets and transformed our financial profile. We intend to continue to invest in and evolve our LCV framework to best support our customers and maximize our financial results.

As an example, we may begin a Clinical Laboratories customer relationship by providing a standalone instrument (often a clinical chemistry analyzer) and a set of assays that are relevant to that customer’s specific testing needs. In 2021, approximately 73% of our Clinical Laboratories installed base was comprised of standalone instruments. As the customer and its testing needs grow, we look to migrate the customer, where appropriate, to an integrated analyzer that performs both clinical chemistry and immunoassay testing. This migration helps us increase our customers’ testing capabilities as well as the revenue we generate from customers. Building on our differentiation in dry chemistry, we grew our integrated instrument installed base at a compound annual growth rate (“CAGR”) of approximately 13% from 2015 to 2021, and in fiscal 2021, approximately 27% of our Clinical Laboratories installed base was comprised of integrated instruments. For our larger customers, we ultimately may expand our testing throughput by installing automation tracks that connect multiple analyzers along the automation track, while providing the full suite of our ever-expanding assay menu. In fiscal 2021, approximately 2% of our Clinical Laboratories installed base was comprised of automated systems. As we have significantly expanded our test menu offering, our integrated analyzers are now more often where our Clinical Laboratories relationship starts. In Transfusion Medicine, the life cycle is similar, as customers graduate from manual testing processes to semi-automated capabilities to fully-automated blood and plasma screening instrumentation as their testing volumes and technical competencies grow over time. In fiscal 2021, our installed base of Immunohematology instruments grew approximately 3%. We focus on building long-term customer relationships and continuing to enhance both our offerings and the customer’s ability to care for their patients, ultimately deepening our commercial relationship and driving our financial model.

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

In Donor Screening, we are a leading player and in late 2020, we won a five-year contract with a five-year extension option with Creative Testing Solutions, the largest U.S. blood donation testing organization, which provides testing for a majority of the U.S. blood supply and is jointly owned by three of the leading U.S. blood service providers: the American Red Cross, OneBlood and Vitalant. Pursuant to this contract, we are Creative Testing Solutions’ primary supplier of serology Donor Screening testing in the United States. This contract provides for collaborative research and development on ours next generation Donor Screening instrument. With renewed commitment to the Donor Screening market and joint innovation with this customer, we believe this relationship has the potential to support further growth in other international Donor Screening markets over time.

Our business model and customer-centric approach results in strong customer loyalty and a compelling financial profile with greater than 90% recurring revenue during fiscal 2021. The combination of our revenue growth and leading margin profile allows us to reinvest in innovation and commercial opportunities. In addition, we believe our broad portfolio and diversified end markets provide a resilient growth profile. For instance, our strength in acute care and infectious disease testing is durable as it requires on-demand testing. Most of these tests are conducted in in-patient laboratories and demand tends to be insulated from economic downturns. In addition, we believe the on-site laboratory contributes meaningfully to many of our hospital customers’ earnings and that our core market is relatively insulated from outsourcing to reference laboratories. We believe this combination of product and end market diversification allowed us to generally outperform the market on a core revenue growth basis during the COVID-19 pandemic and we believe this resiliency will continue into the future.

Superior customer experience and brand loyalty resulting in high customer retention and win rates

We deliver industry-leading test performance in a way that is easy for laboratory directors and technical staff to manage their operations on a daily basis, which leads to excellent customer appeal and loyalty. In 2015, we launched ORTHOCARE with the goal of providing best-in-class service and support program for hospitals, hospital networks, blood banks and laboratories. Our ORTHOCARE service program is a critical element of the superior customer experience that we deliver to our customers. Since forming ORTHOCARE, we were the highest recommended manufacturer for the last six consecutive years (2016 through 2021) in a survey of clinical laboratory professionals in U.S. hospitals conducted by ServiceTrak. In the same survey in 2021, we were ranked #1 in seven out of eight categories relating to its manufacturing, system and service performance.

In our Focus Markets, the simplicity and reliability of our instruments and tests often reduces the need for staff hands-on time, producing a lower total cost of ownership for our customers. We believe that after instrument cost, the quality of service is the largest driver of customer choice when selecting a Clinical Laboratories vendor. Our superior service and customer performance contribute to our revenue retention rate of approximately 98% in 2021 and our average Clinical Laboratories and Transfusion Medicine customer relationships of almost 13 years and 15 years, respectively.

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

Highly compelling solutions supported by its leading and innovative research and development capabilities

We have a rich history of innovation spanning over eight decades and now have a portfolio of 17 instruments and over 245 assays across Clinical Laboratories and Transfusion Medicine. Our unique dry slide technology for clinical chemistry delivers accurate results, stability and reliability in challenging laboratory environments, an environmentally friendly profile and superior ease-of-use. Our XT Slides provide the ability to perform two tests on one slide, resulting in 40% greater VITROS throughput with 96% first-pass yield. Combined with our robust instrument design and development capabilities, we engineer laboratory testing solutions for our customers that offer industry leading cost effectiveness for medium- and high-throughput testing applications, particularly where space is constrained. We have partnered with Quotient to commercialize, when approved, the next generation product in IH that enables a high level of multiplexing and addresses the ultra-high throughput market. Since our separation from Johnson & Johnson, we have engineered and delivered to market six new instrument platforms, and expanded our assay offering with over 120 new or improved assays, which has increased our product vitality, market share and revenue growth.

Extensive and balanced global commercial footprint with reinvigorated focus on growth

We sell our products and services in more than 130 countries worldwide and have a direct presence in 36 countries. We support these commercial operations with approximately 2,300 commercial sales, service and regional marketing teammates and a network of more than 300 distributors globally. We also have an extensive global network of manufacturing and distribution centers that allows us to be closer and more responsive to our customers while managing and optimizing its cost structure. Our global footprint allows us to effectively launch our new product innovations, including instrument platform developments and new assays, across the globe. Our geographic balance also provides revenue diversification, which helps us to hedge against currency fluctuations and potential regional economic downturns.

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

Disciplined approach to streamline operations and optimize our cost structure

We have taken a rigorous approach to continuously improving our operational and administrative resources and cost structure. We have an efficient network of manufacturing, distribution and support centers to support worldwide product availability, with assay manufacturing in the United States and Wales, partner instrument manufacturing in Switzerland and Mexico, product distribution centers in multiple locations across the globe, shared service centers in the United States and Prague and certain operations in India. This not only brings us closer to our customers, but consolidates manufacturing and several other support functions to lower-cost geographies. We have seen margin expansion over the last two years and hope to continue capitalizing on operational efficiencies going forward.

Deeply committed leadership team with broad experience in healthcare and diagnostics

Our dedicated and highly respected Global Leadership Team (“GLT”) is comprised of 16 members with significant experience in the IVD and healthcare industries. For instance, our Chair and Chief Executive Officer, Chief Financial Officer, Chief Innovation Officer, General Counsel, and Executive Vice President of Commercial Excellence and Strategy each have more than 25 years of experience in their respective fields of expertise and together have more than 125 years of experience with IVD or commercial healthcare companies. These individuals are supported by their GLT colleagues with extensive industry knowledge and long-term experience leading at Ortho or other multinational companies in the IVD industry. Under their leadership we have transformed our mindset from standing up the business to executing on our growth strategies by increasing our customer focus and our emphasis on innovation and operational efficiency. We believe that the industry knowledge and dedication of our GLT members, combined with their long-term experience profitably growing multinational companies, are instrumental for the successful execution of our growth strategy going forward.

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

Focusing relentlessly on maximizing LCV, which is designed to produce and maintain a growing and recurring, high margin, durable financial profile and contributes to growth

Over our more than 80 years supporting the IVD testing needs of our customers, we have developed deep and enduring relationships with our customers. We seek to expand our relationship with both new and existing customers by offering them higher throughput integrated instrumentation, automation, and an expanding assay menu that grows with them as their needs evolve. On average globally, when one of our Clinical Laboratories customers upgrades from a standalone instrument to an integrated instrument, we typically see an increase in annual consumable revenues of approximately 65%. After this initial increase in utilization, we typically see that customer’s recurring revenues increase by approximately 3% to 7% on an annual basis. In our experience, by the time a customer is running sufficient volumes of tests to consider automation, annual reagent purchases have roughly doubled, and upgrading to an automated instrument increases this average by an additional 27%. This combined effect leads to an average increase of approximately 300% in annual revenues as a customer upgrades from an initial integrated placement to automation installation. In Transfusion Medicine, the pattern is even more striking. When customers move from manual testing to a semi-automated solution, the customers typically experience an approximately 70% increase in workflow efficiency, and we see an average 600% increase in revenues. When they graduate to our fully automated ORTHO VISION instruments, these customers typically experience a 90% improvement in workflow efficiency and we see an additional increase of approximately 90% on average in recurring revenue.

Providing an unparalleled customer experience to retain and attract our existing and new customers

We continue to invest in both technology and business model innovation to expand our service advantages. For instance, improvements in instrument and assay reliability have reduced our service intervention rate by more than 30% since mid-2014. In addition to our core product innovations that continuously improve instrument reliability and ease-of-use—for instance, e-connectivity, improved controls, e-calibration and laboratory informatics—we are implementing exciting technology applications to support our award-winning service team. From smart mobile applications that enable service alerts and remote monitoring to merged reality on mobile devices, including smart glasses that support field engineers and customers in service calls, we continue to improve the efficiency and effectiveness of our service offerings. Over time, we will also seek to increase our ability to monetize our service differentiation beyond simply enhancing customer retention and contract wins.

Leveraging our global footprint to deliver innovative solutions to meet our customers’ needs in both developed and emerging markets

Our global commercial organization is comprised of approximately 2,300 commercial sales, service and regional marketing teammates. From 2018 through 2019, we invested in expanding and improving our commercial capabilities in our two most critical markets—North America and China—adding sales and regional marketing personnel, strengthening our distributor networks, increasing sales analytics and targeting support though our customer relationship management system. We focused our commercial teams more squarely on our Focus Markets, which increased our win rate and allowed our team to allocate resources and focus on relationship management, menu utilization and new assay adoption, helping drive our recent revenue growth in these markets. Since the execution of our U.S. commercial excellence program, we have enjoyed 12 consecutive quarters of North America core recurring revenue growth and, up until the COVID-19 pandemic, we experienced similar results following implementation of our China program. We are also focused on high growth emerging markets including China, Asia Pacific, the Middle East, Africa, Eastern Europe and Latin America. We are targeting increased investment in market-appropriate products and local capabilities in order to gain market share in these emerging markets and enhance our overall growth profile. For instance, we are planning the development of lower cost instruments and assays that are suitable for these emerging markets. In some countries, the government is playing a significant role in expanding population access to healthcare and diagnostic testing, particularly in more rural populations. The Chinese government, for instance, has dramatically increased the portion of the population with access to healthcare services and is actively pushing diagnostic volumes to tiers of smaller hospitals at the regional and provincial level, hospitals that fit well into our Focus Markets.

Creating meaningful product innovation through menu expansion, development of novel instruments and enhancement of automation and informatics

Since our separation from Johnson & Johnson, we have focused significant investment on improving and expanding our test menu, with the introduction of over 120 new or improved tests, which we believe has contributed meaningfully to our accelerating growth. We continue to focus on developing significant new assays that are critical to our Focus Market customers while continuing to build our strength and differentiation in acute and critical care assays. In particular, recent launches in cardiac (hs Troponin, NT-proBNP II), infectious disease (HIV Combo, HTLV, T. Cruzi, COVID-19 antigen and multiple COVID-19 antibody tests), and sepsis (PCT, IL-6) are generating new growth.

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

Our industry

IVD involves testing of human tissue or fluid samples outside of the body to screen and detect diseases, infections and medical conditions. IVD testing is a core component of routine healthcare check-ups for those who are presenting with symptoms or require procedures. It influences up to 70% of critical healthcare clinical decision-making and can occur in a range of clinical settings from large reference laboratories and hospitals, to physician offices and retail clinics.

The global IVD market represented approximately $76 billion in global revenue in 2020. IVD is divided among multiple testing disciplines, including Immunoassay, Clinical Chemistry, Molecular Diagnostics, Anatomical Pathology, Microbiology, Hematology and Coagulation, among others. We compete in the two largest testing disciplines (excluding the impact of COVID-19), Immunoassay and Clinical Chemistry, which together comprise Clinical Laboratories, and represented approximately $24 billion of our current addressable market in 2020. We are also the global leader in Transfusion Medicine, which includes hospital-based Immunohematology and Donor Screening for blood and plasma at hospitals and other donation centers, and represents approximately $2 billion of our current addressable market. Today, we sell diagnostic instruments and reagents in a global market worth approximately $26 billion that is projected to grow at a CAGR of approximately 5% from 2020 to 2024.

Of the approximately $26 billion market, approximately 62% resides in the more developed regions of North America, Europe and Japan, which are projected to grow at a CAGR of approximately 1% to 2% from 2020 to 2024. Approximately 38% of the market is concentrated in the faster-growing regions of China, the Middle East and Africa, Asia Pacific and Latin America, which are projected to grow at a CAGR of approximately 8% to 11% from 2020 to 2024. With approximately 31% of our core revenue coming from emerging markets, we have a strong position in these growing markets. Embedded in our strategy of developing new integrated analyzers and bringing them to market is the parallel refurbishment of used analyzers and resale of these systems, primarily in emerging markets. We are focusing increased investment in market-appropriate products and local capabilities in order to gain market share in emerging markets and enhance our overall growth.

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

Our products, pipeline and services

Throughout eight decades of innovation, we have been a leader in the diagnostics field and brought multiple innovations to market such as testing for RH phenotyping, HCV, Chagas’ Disease, and most recently COVID-19. Since our separation from Johnson & Johnson, we have engineered and delivered six new instrument platforms to market and expanded our assay offering with over 120 new or improved assays, which has increased our product vitality and revenue growth.

Our revenue is driven by a “razor-razor blade” business model. Through this model, we generally sell or place instruments under long-term contracts, which support the ongoing sale of our assays, reagents and consumables. Our instruments are closed systems, requiring customers to purchase the assays, reagents and consumables from us. These sales generate a high proportion of recurring revenues. As of January 2, 2022, we had an installed base of approximately 21,000 instruments, which increased approximately 3% since January 3, 2021.

Clinical Laboratories

We have been a pioneer of important technological advances in clinical diagnostics, including our unique dry slide technology which offers customers superior test performance with clear ease-of-use advantages and lower total cost of ownership. Dry slide technology combines the spreading, masking, scavenger and reagent layers into one postage-stamp-sized slide that provides clinicians with high-quality results quickly, efficiently and economically. Our slides are very stable. The current approximate six-month span between calibrations for slides is industry-leading and we expect this to be significantly improved through ongoing research and development. We carry a comprehensive clinical chemistry test menu, and dry slides have long shelf life with lower laboratory shelf space required. Our new XT7600 and XT3400 instruments extend these advantages with digital accuracy and XT multi-test slides, and we have a pipeline opportunity to increase multi-test capacity further over time. Our dry slide chemistry is well positioned for rising environmental concerns given its eco-friendly profile with no water usage and significantly reduced clinical waste and biohazard.

Our flagship Clinical Laboratories platform is the VITROS family of instruments, which includes a series of clinical chemistry, immunoassay and integrated (combined chemistry and immunoassay) systems and automation and middleware solutions. The VITROS instruments run a wide range of assays, from infectious diseases, sepsis, cardiovascular conditions and anemia, to bone disease, diabetes, drugs of abuse/toxicology, oncology and renal disease. We have six VITROS instrument analyzers that provide standardized performance and are still sufficiently flexible to meet the needs of our customers across the spectrum of laboratory sizes and volumes. Our VITROS instruments are placed in centralized, higher-throughput testing sites (hospitals and laboratories) and decentralized, lower-throughput sites (physician offices, clinics and specialty settings).

We launched the next generation of VITROS instruments—the XT 7600 integrated system and XT 3400 clinical chemistry analyzer—in 2018 and 2019, respectively. Both instruments deploy a highly accurate, digital reflectometer that measures test results and takes advantage of new XT chemistry slides, combining two tests that are frequently used together, and improving the economics for us and our customers. Additionally, we believe that digital sensing will enable improved test accuracy through better image processing over time. We believe the XT instruments offer several important advancements over prior generations:

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

Key products—Clinical Laboratories

Category	Description	Examples

Standalone CC instrument(s)	High efficiency scalable analyzers that run our broad menu of general and special chemistry tests, including our differentiated dry chemistry Microslides, with no external water supply required.	• VITROS 350 Chemistry System • VITROS XT3400 Chemistry System • VITROS 4600 Chemistry System

Standalone IA instrument(s)	Random access, scalable throughput analyzers that run our broad immunoassay menu with no external water supply required.	• VITROS ECiQ Immunodiagnostic System • VITROS 3600 Immunodiagnostic System

Integrated instruments (CC+IA)	Random access, high throughput analyzers that run our expansive chemistry and immunoassay test menu within the same unit with no external water supply required.	• VITROS 5600 Integrated System • VITROS XT7600 Integrated System

Dry chemistry slides & XT multi-slides

Differentiated “dry” Microslide technology avoids the potential variability caused by water impurities and the frequent calibration common in wet chemistry products.

XT slides deliver higher efficiency with two tests per slide.

• VITROS XT MicroSlide Clinical Chemistry Technology

Acute Care—Cardiac and Sepsis markers for ED/ICU	Critical care assays that help deliver accurate, reliable results in acute care situations.	• VITROS Immunodiagnostic Products High-sensitivity Troponin • VITROS Immunodiagnostic Products NT-proBNP II • VITROS Immunodiagnostic Products B•R•A•H•M•S PCT (Procalcitonin)

Infectious Diseases—Assays for patient management and blood donor screening	High performing assays to identify presence of antigen and antibodies across a wide spectrum of infectious diseases.

• VITROS HIV Combo Immunodiagnostic Assay

• VITROS Anti-HCV Immunodiagnostic Assay

• VITROS Anti-SARS-CoV-2 IgG Immunodiagnostic Assay (1)

• VITROS Anti-SARS-CoV-2 Total Immunodiagnostic Assay (2)

• VITROS SARS-CoV-2 Antigen Immunodiagnostic Assay (3)

Other Key Assays	Microtip assays offer a wide range of special chemistry testing using wet reagents but with no external water supply needed.	• VITROS HbA1c MicroTip Assay

(1) Marketed pursuant to Food and Drug Administration (“FDA”) Emergency Use Authorization (“EUA”) originally granted on April 24, 2020, and subsequently updated on September 8, 2021, for use in combination with the VITROS Immunodiagnostic Products Anti-SARS-CoV-2 IgG Quantitative Calibrator. Ortho’s VITROS Anti-SARS-CoV-2 IgG antibody test has an estimated 100% specificity (95% confidence interval = 99.1-100%). Under the FDA’s EUA for the use of COVID-19 convalescent plasma, before a plasma donation can be released to hospitals and patients, the donation must be tested in order to confirm the level or amounts of antibodies in such donation. Ortho’s VITROS Anti-SARS-CoV-2 IgG antibody test is currently specified by the FDA as acceptable for use in this manufacturing step to determine whether a donation qualifies as a high or low titer unit of COVID-19 convalescent plasma.

(2) Marketed pursuant to FDA EUA originally granted on April 14, 2020 and subsequently updated on July 22, 2021 and subsequently revised on November 16, 2021 for use in combination with the VITROS Immunodiagnostics Products Total N Antibody Calibrators.

(3) Marketed throughout the E.U. under CE Mark authority, designed to detect active SARS-CoV-2 (COVID-19) infection in symptomatic and asymptomatic individuals. Marketed in the U.S. pursuant to FDA EUA originally granted on January 11, 2021 (product claims and indications for use vary between the E.U. and U.S. markets).

Transfusion Medicine

Immunohematology

In Immunohematology, we are the global market leader based on the strength of our instruments and assays. Our flagship IH analyzers are the ORTHO VISION and ORTHO VISION Max systems that automate blood typing and serology disease screening for blood banks. ORTHO VISION was originally launched in 2015, followed by the ORTHO VISION Max and the Next Gen ORTHO VISION Swift, which is designed to be faster, quieter and even more cyber-secure than previous generations of our products. ORTHO VISION has been extremely successful in driving workflow simplification and automation for the customer. In addition, we sell the semi-automated Ortho Workstation for blood bank customers that have lower volumes or need for test automation.

In fiscal 2021, we launched our enhanced ORTHO VISION Swift and ORTHO VISION Max Swift Analyzers systems that automate blood typing and serology disease screening for blood banks. Additionally, in fiscal 2021, we launched the ORTHO OPTIX reader in North America. OPTIX is targeted at blood banks who desire greater precision reading their manual test results and is designed to provide improved software and integration with laboratory information systems, improved workflow and 99.9% concordance with ORTHO VISION test results. OPTIX provides an entry point for customers that want to move from manual to semi-automated testing.

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

Our Immunohematology instruments operate with two different modalities of test consumables. In the U.S., our automated systems use patented ID-Micro Typing System (“IS-MTS”) gel cards and outside the U.S., we sell BIOVUE cassettes that utilize column agglutination technology (“CAT”). Both approaches are designed to provide reliable test results and simplify test workflow. With the 2016 launch of ORTHO SERA reagents, we offer a comprehensive test Immunohematology menu that we believe covers more than 99% of most tested blood antigens and all the diseases regularly required for transfusion screening globally.

Donor Screening

Our Donor Screening business is focused on instruments and tests used for blood and plasma screening for infectious diseases for customers, which include some of the largest donor testing institutions, primarily in the U.S. In Donor Screening, our core instrument offering is the ORTHO VERSEIA Integrated Processor (“VIP”)—an automated pipetting and processing system that brings together the ORTHO VERSEIA pipettor and ORTHO Summit Processor to enable end-to-end pipetting and processing. For Donor Screening, our serology test menu covers the full range of blood types and a comprehensive set of infectious disease screens, including important tests for tropical diseases like Chagas’ that are critical for care in emerging markets.

Key products—Transfusion Medicine

Category	Description	Examples

Immunohematology Manual and Semi-automated	The only 2-in-1 blood testing system using reliable Column Agglutination Technology (CAT). The Reader delivers objective grading, results interpretation concordant with the ORTHO VISION Analyzer.	• Manual Blood Bank Reagents • ORTHO Workstation • ORTHO OPTIX™ Reader

Immunohematology Automated	A suite of automated instrument solutions connected with an optional middleware software that bridges the gap between instruments and hospital IT networks.	• ORTHO VISION Swift Analyzer • ORTHO VISION Max Swift Analyzer • ORTHO CONNECT Middleware • ORTHO PROVUE • ORTHO AUTOVUE

Immunohematology BIOVUE

Safe, cost-effective test format that can be used manually or with the fully automated analyzers, the ORTHO BIOVUE cassette is easy to use and ideal for both routine and specialized immunohematology testing.

• BIOVUE Cassettes

Immunohematology ID-MTS Gel Cards

Safe, cost-effective test format that can be used manually or with the fully automated analyzers. The ID-MTS Gel card is easy to use and ideal for both routine and specialized immunohematology testing.

• ID-MTS Gel Cards

Immunohematology Key Screening & Typing Assays	BIOVUE and ID-MTS product lines offer comprehensive testing solutions including: Type and screen, Donor confirmation, Antibody screening and identification, Rh phenotype, Rare antigen testing, DAT.	• Anti-Fya, Anti-Fyb, Anti-Jka, Anti-Jkb, Anti-S, Anti-s, Anti-K, Anti-D (IAT), Anti-D (DVI), Anti-P1, Anti-Lea, Anti-Leb and Anti-N

U.S. Donor Screening	Ultra-high throughput Donor Testing platform capable of 264 tests per hour. Designed to run a comprehensive panel of highly sensitive and specific assays for use in Donor Testing.	• ORTHO VERSEIA Integrated Processor • ORTHO HBc ELISA • ORTHO T. cruzi ELISA • ORTHO HCV 3.0 ELISA

Our services

In addition to the products we provide, ORTHOCARE services are a critical element of how we deliver value to our customers. As of January 2, 2022, we had approximately 980 service teammates globally. We employ highly trained service professionals including over 360 laboratory specialists with advanced qualifications. For example, approximately 95% of our U.S. laboratory specialists have medical technician degrees.

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

Sales, marketing and distribution

We use state-of-the-art manufacturing and distribution capabilities to produce and deliver diagnostic instruments and assays for hospitals, laboratories and blood and plasma centers worldwide. Our primary distribution center locations are centrally located in the U.S. and Europe and have extended hours and efficient transportation processes.

Our sales team is comprised of highly skilled and experienced professionals. In the U.S., we use a generalized sales force for Immunohematology and Clinical Laboratories and a separate specialist sales force for Donor Screening. Across this global footprint, we operate a region-specific sales model. Our developed markets, specifically in North America and Western Europe, are served primarily through direct sales; however, we generally utilize third-party distributors in emerging markets, such as China, the Middle East, Africa and Eastern Europe as this model is more commercially effective.

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

Our solutions are central to the operations of hospitals, clinics, blood banks and donor centers around the world, where they are used to help diagnose certain conditions, such as cancer or heart attacks, and infectious diseases, such as hepatitis, HIV, and most recently, COVID-19, where we have launched four antibody tests and an antigen test. Our primary research and development facility is located in Rochester, New York, with certain functions conducted out of Raritan, New Jersey and Pencoed, Wales.

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

In addition, we have recently encountered some increasing pressures on raw material pricing. We employ a number of strategies to mitigate raw material price increases, including identifying alternative sources for raw materials and implementing operational efficiencies.

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

We have experienced and continue to manage through supply chain challenges relating to key components of our instruments. For instance, we have experienced supply chain shortages of certain key components of our instruments and assays, which are impacting our ability to fulfill customer orders on a timely basis and have had, and are expected to continue to have, a negative impact on our business and results of operations, which could be material. We are continuing to work closely with our primary suppliers of these components, alongside their downstream supply chain, in order to maintain supply to our customers. In addition, we are employing a number of strategies to mitigate supply chain shortages, including pursuing additional suppliers for certain of these key components. See Part I, Item 1A, “Risk Factors—Risks related to our business, operations and growth strategies—We have significant international sales and operations and face risks related to health epidemics, including the ongoing global pandemic related to COVID-19. Our business, consolidated results of operations, financial position and cash flows have been and may continue to be negatively affected by the COVID-19 pandemic” and Part I, Item 1A, “Risk Factors—Risks related to our employees, customers and suppliers—We rely on certain suppliers and manufacturers for raw materials and components for our products and services, and fluctuations in the availability and price of such materials, products and services may interfere with our ability to meet our customers’ needs.”

Manufacturing

Our manufacturing operation benefits from our broad global footprint, scale and workforce capabilities. We believe our plant capacity and available space is sufficient to accommodate growth, maintain quality and ensure continuity. We use state-of-the-art manufacturing capabilities to produce the instruments and assays that we sell. Our manufacturing function has extensive process excellence and high operating standards, which provide us with the capabilities to offset inflation and control costs. Our primary manufacturing facilities are located in Raritan, New Jersey, Rochester, New York and Pencoed, Wales. Each facility is regulated by the U.S. Food and Drug Administration (the “FDA”) or other international public health and regulatory agencies.

Competition

The IVD market is fragmented and highly competitive in both Clinical Laboratories and Transfusion Medicine. There are several global companies with whom we compete, as well as regional and local companies focused on particular markets and/or technologies. In the Clinical Laboratories market, our principal competitors include: Abbott Laboratories, Danaher Corporation, Roche, and Siemens Healthineers. In the Transfusion Medicine market, our principal competitors include: Abbott Laboratories, Diasorin, Roche in Donor Screening, and Bio-Rad and Immucor in Immunohematology.

We believe we are well positioned to drive sustained and profitable growth through our relentless focus on lifetime customer value. This customer-centric approach informs the execution of our commercial and service model and underpins our go-to-market strategy. Our customer focus allows us to retain and grow our customers by providing a superior customer experience driven by unparalleled quality of service, continuous innovation and access to a diverse product portfolio. We are able to leverage our global footprint to gain differentiated and leading positions across medium- to high-volume laboratories (our “Focus Markets”). This intense focus on our customers has resulted in an attractive business model with high recurring revenues that allows us to continue to invest to reinforce our competitive strengths, which include:

•
Intense customer focus enabled by our broad portfolio and market leading positions
•
Superior customer experience and brand loyalty resulting in high customer retention and win rates
•
Highly compelling solutions supported by our leading and innovative research and development capabilities
•
Extensive and balanced global commercial footprint with reinvigorated focus on growth
•
Disciplined approach to streamline operations and optimize our cost structure
•
Deeply committed leadership team with broad experience in healthcare and diagnostics

Intellectual property

In the course of our business, we have developed and will continue to develop proprietary products, technologies, software systems, processes and other intellectual property (“IP”). We protect our IP through filing of patents, trademarks and domain names, as may be deemed applicable and appropriate, with appropriate regional coverage. For example, we have applied for and/or obtained and maintain registrations in the U.S. and other countries numerous trademarks, including ORTHO CLINICAL DIAGNOSTICS, ORTHO, VITROS and ORTHO VISION. We also seek to protect our proprietary and confidential information and trade secrets through confidentiality agreements with employees, customers, vendors and other third parties, as well as administrative and technical safeguards.

We also enter into agreements with third parties for the license and use of their intellectual property, although no one such license is material to the business as a whole.

IP is an essential part of our business, and IP assets are, as a whole, material to the performance of our business. No single IP asset, however, whether owned or licensed, is material to our business as a whole.

As of January 2, 2022, we owned approximately 665 patents and 1,125 trademarks, and we had approximately 44 trademark applications and more than 80 patent applications pending. The majority of our patents and patent applications are in our Clinical Laboratories line of business.

As of January 2, 2022, we were not subject to any material claim or legal action alleging infringement of third-party owned IP.

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

Our Joint Business is a collaboration with Grifols relating to our Hepatitis and HIV diagnostics business. The arrangement is governed by an agreement originally entered into in 1989 with a 50-year term, which, among other things, provides for a profit sharing arrangement whereby the profits we generate from our production and sale of Hepatitis and HIV diagnostics products are shared with Grifols, and the profits generated by Grifols from its sale of certain antigens and licensing of certain intellectual property rights are shared with us. The agreement also gives us the right to use such intellectual property. The majority of the patents underlying these intellectual property rights have expired. Grifols also supplies us with a portion of the antigens used in our production of these diagnostics products.

Human capital resources

As of January 2, 2022, we had approximately 4,800 employees. Approximately 51% of our employees are located outside of the U.S., primarily in Europe and Asia. We employ approximately 1,025 manufacturing employees and approximately 2,300 employees in commercial sales, service and regional marketing positions worldwide including approximately 980 service teammates. Our highly trained service professionals include over 360 laboratory specialists with advanced qualifications. For example, approximately 95% of our U.S. laboratory specialists have medical technician degrees, and customer excellence training has been prepared for all teammates. We support unions, works councils and/or collective bargaining agreements in Austria, Belgium, Brazil, France, Germany, Italy, Spain, Sweden and the U.K., with approximately 20% of our associates globally participating in a union, collective bargaining agreement or works council. We believe that our relations with our employees are generally good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our teammates into our highly collaborative culture. We believe our success depends on our ability to attract, retain, develop and motivate diverse highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team, and who provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We also rely on qualified managers and skilled employees, such as scientists, engineers and laboratory technicians, with technical expertise in operations, scientific knowledge, engineering and quality management experience in order to operate our business successfully.

Our compensation program is designed to retain, motivate and as needed, attract highly qualified executives and talented teammates. Accordingly, we use a mix of competitive base salary, cash-based annual incentive compensation, performance-based equity compensation awards and other employee benefits.

We are committed to fostering a culture that supports diversity and an environment of mutual respect, equity and collaboration that helps drive our business. Ortho embraces diversity, equity and inclusion and celebrates the successes we achieve as “One Ortho.” As a global organization, our unique perspectives, diverse background and collective strengths drive creative solutions, breakthrough innovation and highly productive teams. Early in fiscal 2021, we established the Diversity, Equity and Inclusion Council with a mission to foster a collaborative and innovative organization, ensuring all teammates lead with an inclusive mindset and feel confident that their voices are being heard. We plan to expand upon Ortho’s foundation of diversity and inclusion and deliver a unique and globally aware Ortho identity that accelerates our growth internally and externally.

Health, safety and environmental

Our operations and facilities are subject to various laws and regulations domestically and around the world governing the protection of the environment and health and safety, including the discharge and emissions of pollutants to air and water and the handling, management and disposal of hazardous substances.

We are committed to employee health and safety in the workplace and we have an excellent safety record. In the U.S., our manufacturing facilities hold various certifications depending on the site. Our Raritan, New Jersey and Rochester, New York sites have both received the gold award for American Heart Association Workplace Solutions for the fourth year in a row. The Raritan and Rochester sites are also certified as part of the OSHA Voluntary Protection Programs. Our facility in Pencoed, Wales has received recognition by the Welsh government for facility safety and environmental performance.

We believe that all of our manufacturing and distribution facilities are operated in compliance with existing environmental requirements in all material respects, including the operating permits required thereunder. Although we do not currently expect the costs of compliance with existing environmental requirements to have a material impact on our financial position, we may incur additional costs or obligations to comply with environmental and health and safety requirements as a result of changes in law or customer demands, including those relating to our products. In addition, many of our manufacturing sites have a long history of industrial operations, and remediation is or may be required at a number of these locations. Although we do not currently expect outstanding remediation obligations to have a material impact on our financial position, the ultimate cost of remediation is subject to a number of variables and is difficult to accurately predict. See Part I, Item 1A, “Risk Factors—Risks related to government regulation—We could incur costs complying with environmental and health and safety requirements, or as a result of liability for contamination or other potential environmental harm or liability caused by our operations.”

Government regulation

Our products and operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions. In the U.S., our products are regulated as either medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, or as biological products under the FDCA and the Public Health Service Act (“PHSA”) and their implementing regulations, each as amended and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the applicable requirements of the FDCA and PHSA.

U.S. regulation of medical devices

The majority of our diagnostic products and analyzers are regulated by the FDA as medical devices in the U.S. Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, or approval of a PMA application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I devices are those with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of current good manufacturing practices (“cGMPs”) for medical devices known as the Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Class III devices require approval of a PMA application evidencing safety and effectiveness of the device. We currently market the majority of our diagnostic products in the U.S. pursuant to 510(k) clearances and PMA approvals.

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

In addition to the 510(k) clearance, PMA, and de novo classification pathways to market, the Commissioner of the FDA, under delegated authority from the Secretary of HHS may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based on a determination that a public health emergency exists that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agents. On February 4, 2020, the HHS Secretary determined that the novel coronavirus presented a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and declared that circumstances existed justifying the authorization of emergency use of in vitro diagnostics for detection and/or diagnosis of the novel coronavirus that causes COVID-19.

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate, approved alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the public health emergency declaration is in effect. In the U.S., we market our VITROS Anti-SARS-CoV-2 IgG Antibody test and calibrators and controls and VITROS Anti-SARS-CoV-2 Total Antibody test and calibrators and controls pursuant to EUAs originally granted by the FDA in April 2020, and we market our VITROS Anti-SARS-CoV-2 Antigen Test pursuant to an EUA originally granted by the FDA on January 11, 2021.

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
•
complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

U.S. regulation of biological products

Certain of our blood screening products are regulated by the FDA as biological products, also called biologics. In the U.S., biologics are subject to regulation under the FDCA, PHSA, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the U.S. generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements;
•
submission to the FDA of an Investigational New Drug application (“IND”) which must become effective before clinical trials may begin;
•
approval by an IRB or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;

•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S.

Prior to beginning the first clinical trial of a biologic product candidate in the U.S., we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. An IND must become effective before human clinical trials may begin.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

U.S. healthcare laws

The costs of healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused on programs that encourage doctors to recommend, use or purchase particular medical devices. Payers have become a more potent force in the marketplace and increased attention is being paid to medical device pricing, appropriate medical device utilization and the quality and costs of healthcare generally.

The implementation of the PPACA, in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The PPACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the PPACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, executive and political challenges to certain aspects of the PPACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

On January 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) implemented certain provisions of PAMA, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the Clinical Laboratory Fee Schedule or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostics laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. CMS uses the data to calculate a weighted median payment rate for each test, which is used to establish a revised Medicare reimbursement rate. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available. Any reduction to payment rates resulting from the new methodology is limited to 10% per test per year in 2018 through 2020, and to 15% per test per year in 2021 through 2023. For clinical diagnostic laboratory tests that are assigned a new or substantially revised Healthcare Common Proceduring Coding System code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. The CARES Act, which was signed into law on March 27, 2020, amended the timeline for reporting private payer payment rates and delayed by one year the payment reductions scheduled for 2021. On December 10, 2021, Congress passed the PMAFSA, which delays the next data reporting period by an additional year and prevents any reduction in payment amounts from commercial payer rate implementation in 2022.

In addition to the CARES Act, Congress has enacted other laws in response to the COVID-19 pandemic to provide financial relief to healthcare providers and suppliers, including diagnostic laboratories, and encourage implementation of diagnostic testing and treatment for COVID-19. For instance, the FFCRA, enacted on March 18, 2020, requires certain governmental and commercial insurance plans to provide coverage of COVID-19 diagnostic testing services without imposing cost-sharing (e.g., copays, deductibles or coinsurance) or other utilization management requirements. The CARES Act and the PPPHCEA, enacted on April 24, 2020, each appropriated approximately $100 billion to provide financial relief for certain healthcare providers and to expand treatment and diagnostic testing capacity for COVID-19. The CAA, which was enacted on December 27, 2020 and included further pandemic relief measures, temporarily increased payment rates under the Medicare Physician Fee Schedule by 3.75% beginning January 1, 2021 through December 31, 2021. The PMAFSA further established a temporary 3% payment rate increase under the Medicare Physician Fee Schedule that will remain in effect beginning January 1, 2022 through December 31, 2022. The CARES Act, as subsequently amended by the CAA and PMAFSA, also suspended, for the period from May 1, 2020 to March 31, 2022, the 2% payment reduction created under the sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), and extended the sequester by one year, through 2030.

The regulatory agencies under whose purview we operate have administrative powers that may subject us to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions.

In addition, business practices in the healthcare industry have come under increased scrutiny, particularly in the U.S. by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties under applicable laws. These laws include anti-kickback, false claims laws, civil monetary penalties laws, data privacy and security laws, and physician payment transparency laws. See Part I, Item 1A, “Risk Factors—Risks related to government regulation—We are subject to healthcare regulations that could result in liability, require us to change our business practices and restrict our operations in the future.”

Available information

OUR WEBSITE ADDRESS IS WWW.ORTHOCLINICALDIAGNOSTICS.COM, AND OUR INVESTOR RELATIONS WEBSITE IS LOCATED AT HTTPS://IR.ORTHOCLINICALDIAGNOSTICS.COM. INFORMATION ON OUR WEBSITE IS NOT INCORPORATED BY REFERENCE HEREIN AND INCLUSION OF THE WEBSITE ADDRESS IN THIS ANNUAL REPORT ON FORM 10-K IS AN INACTIVE TEXTUAL REFERENCE ONLY. WE WILL MAKE AVAILABLE ON OUR WEBSITE, FREE OF CHARGE, OUR ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS TO THOSE REPORTS FILED OR FURNISHED PURSUANT TO SECTION 13(A) OR 15(D) OF THE EXCHANGE ACT, AS SOON AS REASONABLY PRACTICABLE AFTER WE ELECTRONICALLY FILE SUCH MATERIAL WITH, OR FURNISH IT TO, THE SEC. THE SEC MAINTAINS AN INTERNET SITE (HTTP://WWW.SEC.GOV) CONTAINING REPORTS, PROXY AND INFORMATION STATEMENTS, AND OTHER INFORMATION REGARDING ISSUERS THAT FILE ELECTRONICALLY WITH THE SEC.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.

Risk factors summary

The following is a summary of the principal risks that could adversely affect our business, results of operations and financial condition:

•
risks related to the Combinations, including (i) failure to complete the Combinations, which is subject to certain conditions, some of which are outside of Ortho's control, on the proposed terms or on the anticipated timeline, or at all; (ii) risks and uncertainties related to securing the necessary regulatory and shareholder approvals, the sanction of the High Court of Justice of England and Wales and satisfaction of other closing conditions to consummate the proposed transaction; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction; (iv) the challenges and costs of closing, integrating, restructuring and achieving anticipated synergies; and (v) the ability to retain key employees;
•
the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”);
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
•
the effect of the U.K.'s withdrawal from the E.U.;
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
•
disruptions resulting from President Biden’s invocation of the Defense Production Act;
•
our inability to maintain our data management and information technology systems;
•
data corruption, cyber-based attacks, security breaches and privacy violations;
•
our inability to protect and enforce our intellectual property rights or defend against intellectual property infringement suits against us by third parties;
•
risks related to changes in income tax laws and regulations;
•
risks related to our substantial indebtedness, which includes $1,292.8 million outstanding under our Dollar Term Loan Facility, $335.8 million outstanding under our Euro Term Loan Facility, $240.0 million aggregate principal amount of 2025 Notes outstanding and $405.0 million aggregate principal amount of 2028 Notes outstanding, in each case, as of the date of this Annual Report on Form 10-K;
•
our ability to generate cash flow to service our substantial debt obligations;
•
difficulties complying with Nasdaq rules regarding the composition of our Board of Directors and certain committees now that we are no longer a “controlled company”; and
•
risks related to the ownership of our ordinary shares.

The following is a more complete discussion of the material risks facing our business.

Risks related to the Combinations

Completion of the Combinations is subject to certain conditions, some of which are outside of Ortho's control, and if these conditions are not satisfied or waived, the Combinations will not be completed.

The closing of the Combinations is subject to certain conditions, including (i) Quidel stockholder approval of the merger proposal and related matters, (ii) Ortho shareholder approval of the Ortho Scheme, amendments to the articles of association of Ortho and certain related matters, (iii) receipt of clearance from competition and foreign investment authorities in certain areas where the companies operate, including the expiration or termination of the waiting period under the HSR Act, (iv) the absence of any law, injunction, order or other judgment prohibiting the Combinations, (v) the effectiveness of the registration statement on Form S-4 initially filed with the U.S. Securities Exchange Commission (the “SEC”) by Coronado Topco on January 31, 2022 (the “S-4 Registration Statement”), (vi) receipt of Nasdaq listing approval for the shares of Coronado Topco to be registered under the Securities Act upon the effectiveness of the S-4 Registration Statement, (vii) subject to certain materiality exceptions, the accuracy of each of Ortho’s and Quidel’s representations and warranties in the Business Combination Agreement and performance by each of Ortho and Quidel of its obligations under the Business Combination Agreement and (viii) the sanctioning of the Ortho Scheme by the High Court of Justice of England and Wales (the "Court") and the delivery of the order of the Court of sanctioning the Ortho Scheme to Ortho's registrar.

The requirement to satisfy each of the foregoing conditions could delay completion of the Combinations for a significant period of time or prevent them from occurring at all. Any delay in completing the Combinations could cause Coronado Topco not to realize some or all of the benefits that the parties expect Coronado Topco to achieve if the Combinations are successfully completed within the expected timeframe. Further, as a condition to approving the Combinations, governmental authorities may impose conditions, terms, obligations or restrictions on the conduct of the parties’ business after the completion of the Combinations. Under the terms of the Business Combination Agreement, the parties are not required to proffer or negotiate, or agree or consent to, any action (including any contractual, behavioral or conduct restriction, agreement, commitment or remedy) that would, individually or in the aggregate, reasonably be expected to result in a Material Adverse Effect (as defined in the Business Combination Agreement) on Coronado Topco. Notwithstanding the provisions of the Business Combination Agreement, if the parties were to become subject to any conditions, terms, obligations or restrictions (whether because such conditions, terms, obligations and restrictions do not rise to the specified level of materiality or because the parties consent to their imposition), it is possible that such conditions, terms, obligations or restrictions will delay completion of the Combinations or otherwise adversely affect the parties’ business, financial condition, or operations. Furthermore, governmental authorities may require that the parties divest assets or businesses as a condition to the closing of the Combinations. If the parties are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. There can be no assurance that the conditions to the closing of the Combinations will be satisfied or, where applicable, waived or that the Combinations will be completed.

In addition, if the effective time of the Ortho Scheme (the “Ortho Effective Time”) shall not have occurred by September 22, 2022 (subject to certain extension rights), either Ortho or Quidel may choose not to proceed with the Combinations. Quidel and Ortho may also terminate the Business Combination Agreement under certain specified circumstances, including, among others, in order to enter into an agreement with respect to an all-cash proposal (A) that is determined by the Quidel board of directors, in the case of a proposal to Quidel, or (B) that is determined by the Ortho board of directors, in the case of a proposal to Ortho, to be superior to the Business Combination Agreement, subject to the terms and conditions of the Business Combination Agreement (including a requirement that the terminating party pay a termination fee to the other party in accordance with the Business Combination Agreement).

Failure to complete the Combinations could negatively impact the share price and the future business and financial results of Ortho.

If the Combinations are not completed for any reason, including as a result of Quidel stockholders failing to adopt the Business Combination Agreement or Ortho shareholders failing to approve the Ortho Scheme, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the Combinations, we would be subject to a number of risks, including the following:

•
we may be required, under certain circumstances, to pay Quidel a termination fee of approximately $47 million or reimburse Quidel for certain fees and expenses;
•
we are subject to certain restrictions on the conduct of our businesses prior to completing the Combinations, which may adversely affect our respective abilities to execute certain of our respective business strategies going forward if the Combinations are not completed;
•
we have incurred and will continue to incur significant costs and fees associated with the proposed Combinations, such as legal, accounting, financial advisor and printing fees, regardless of whether the Combinations are completed;
•
we may experience negative reactions from the financial markets, including negative impacts on our share prices;
•
we may experience negative reactions from their customers, regulators and employees; and
•
matters relating to the Combinations (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Combinations or related to any enforcement proceeding commenced against us, Quidel or Coronado Topco to perform its obligations under the Business Combination Agreement. If the Combinations are not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and share price.

The Combinations may be completed even though material adverse changes subsequent to the announcement of the Combinations, such as industry-wide changes or other events, may occur.

In general, either Quidel or Ortho can, on the terms and conditions set forth in the Business Combination Agreement, refuse to complete the Combinations if there is a material adverse change affecting the other party. However, some types of changes do not permit us to refuse to complete the Combinations, even if such changes would have a material adverse effect on us. For example, a worsening of Quidel’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions, except to the extent affecting Quidel in a disproportionate manner relative to other businesses operating in the industries in which Quidel operates, or a drop in Quidel’s stock price, would not give us the right to refuse to complete the Combinations.

The Business Combination Agreement contains provisions that restrict our ability to pursue alternatives to the Combinations and, in specified circumstances, would require us to pay Quidel a termination fee.

Under the Business Combination Agreement, each of Ortho, Quidel and Coronado Topco is restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging or facilitating, discussing or negotiating, or furnishing non-public information with regard to, any inquiry, proposal or offer for a competing acquisition proposal from any person or entity. If we receive a competing acquisition proposal and our board of directors determines (after consultation with our financial advisors and outside legal counsel) that such proposal constitutes an Orca All Cash Superior Proposal (as defined in the Business Combination Agreement) and our board of directors makes a change in recommendation in response to such proposal to our shareholders, we would be entitled, upon complying with certain requirements, to terminate the Business Combination Agreement, subject to the terms of the Business Combination Agreement. Under such circumstances, we may be required to pay Quidel approximately $47 million, and to reimburse Quidel for its out-of-pocket expenses incurred in connection with the Business Combination Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if such third party was prepared to enter into a transaction that would be more favorable to us and our shareholders than the Combinations.

We will incur significant transaction and merger-related costs in connection with the Combinations.

We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Combinations. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including payments that may be made to certain of our executives, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Combinations are completed. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Combinations and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Combinations and the other transactions contemplated by the Business Combination Agreement and we continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the Combinations that we may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits we expect Coronado Topco to achieve from the Combinations. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

In connection with the Combinations, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.

Although we have conducted extensive due diligence in connection with the Combinations and related transactions, we cannot provide assurances that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the Combinations, purchase accounting and the proposed operation of Coronado Topco going forward, we may be required to take write-offs or write-downs, restructuring and impairment or other charges. As a result, we may be forced to write-down or write-off assets, restructure its operations or incur impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.

We may have difficulty attracting, motivating and retaining executives and other key employees due to uncertainty associated with the Combinations.

Competition for qualified personnel can be intense. Current and prospective employees of Ortho may experience uncertainty about the effect of the Combinations, which may impair our ability to attract, retain and motivate key management, sales, marketing, manufacturing, technical and other personnel prior to and following the Combinations. Employee retention may be particularly challenging during the pendency of the Combinations, as our employees may experience uncertainty about their future roles with Coronado Topco.

In addition, pursuant to change in control and/or severance provisions in our severance schemes and executive employment agreements, certain of our key employees are entitled to receive severance payments upon certain qualifying terminations of their employment. Certain of our key employees potentially could terminate their employment following specified circumstances set forth in the applicable executive severance scheme or employment agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and be entitled to receive severance. Such circumstances could occur in connection with the Combinations as a result of changes in roles and responsibilities.

While we may employ the use of certain retention programs, there can be no guarantee that we will prove to be successful. If our key employees depart, we may be required to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent relating to our business. In addition, there could be disruptions to or distractions for our workforce and management associated with activities of labor unions or works councils. Accordingly, no assurance can be given that we will be able to attract or retain key employees as a result of the Combinations to the same extent that we have been able to attract or retain our own employees in the past.

Our business relationships may be subject to disruption due to uncertainty associated with the Combinations.

Companies with which we do business may experience uncertainty associated with the Combinations, including with respect to current or future business relationships with Ortho, Quidel or Coronado Topco. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Ortho, Quidel or Coronado Topco. These disruptions could have an adverse effect on our businesses, financial condition, results of operations or prospects. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Combinations.

Completion of the Combinations may trigger change-in-control or other provisions in certain agreements that we are party to.

The completion of the Combinations may trigger change-in-control or other provisions in certain agreements that we are party to. If we are unable to negotiate waivers of those provisions, the respective counterparties may exercise their rights and remedies under the applicable agreements, including in some instances potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the respective counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined business.

The failure to integrate successfully the businesses of Quidel and Ortho in the expected timeframe would adversely affect Coronado Topco’s future business and financial performance following the Combinations.

The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrate the business practices and operations of Ortho and Quidel. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by Ortho from the Combinations. The failure of Coronado Topco to meet the challenges involved in successfully integrating the operations of Ortho and Quidel or otherwise to realize the anticipated benefits of the Combinations could cause an interruption of the activities of Coronado Topco and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, and may cause Coronado Topco’s stock price to decline. The difficulties of combining the operations of Quidel and Ortho include, among others:

•
managing a significantly larger company;
•
coordinating geographically separate organizations, including extensive international operations;
•
the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;
•
performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Combinations and integrating the companies’ operations;
•
aligning and executing the strategy of Coronado Topco;
•
retaining existing customers and attracting new customers;
•
maintaining employee morale and retaining key management and other employees;
•
the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, systems, procedures and policies;
•
integrating two unique business cultures, which may prove to be incompatible;
•
the possibility of faulty assumptions underlying expectations regarding the integration process;
•
consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•
coordinating distribution and marketing efforts;
•
integrating IT, communications and other systems;
•
changes in applicable laws and regulations;
•
managing tax costs or inefficiencies associated with integrating the operations of Quidel and Ortho;
•
unforeseen expenses or delays associated with the Combinations; and

•
taking actions that may be required in connection with obtaining regulatory approvals.

Many of these factors will be outside of Coronado Topco’s control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially impact the combined company’s business, financial condition and results of operations. In addition, even if the operations of Ortho and Quidel are integrated successfully, Coronado Topco may not realize the full benefits of the Combinations, including the synergies, cost savings or sales or growth opportunities that Ortho and Quidel expect. These benefits may not be achieved within the anticipated timeframe, or at all. As a result, Ortho and Quidel cannot assure their respective shareholders and stockholders that the combination of Ortho and Quidel will result in the realization of the full benefits anticipated from the Combinations.

The synergies attributable to the Combinations may vary from expectations.

Coronado Topco may fail to realize the anticipated benefits and synergies expected from the Combinations, which could adversely affect its business, financial condition and operating results. The success of the Combinations will depend, in significant part, on Coronado Topco’s ability to successfully integrate the businesses of Quidel and Ortho and realize the anticipated strategic benefits and synergies from the Combinations. We believe that the combination of the two businesses will complement our strategy by providing a balanced and diversified product portfolio, operational efficiencies, supply chain optimization, complementary geographic footprints, product development synergies and cash flow and margin enhancement opportunities. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Combinations. The anticipated benefits of the Combinations and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If Coronado Topco is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Combinations within the anticipated timeframe or at all, Coronado Topco’s business, financial condition and operating results may be adversely affected.

Risks related to our business, operations and growth strategies

We have significant international sales and operations and face risks related to health epidemics, including the ongoing global pandemic related to COVID-19. Our business, consolidated results of operations, financial position and cash flows have been and may continue to be negatively affected by the COVID-19 pandemic.

Any significant outbreak of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. Since the World Health Organization characterized COVID-19 as a pandemic in March 2020, COVID-19 has continued to spread throughout the United States and globally and it remains unclear when the COVID-19 pandemic will abate. Although the FDA has approved certain therapeutics and authorized three COVID-19 vaccines for emergency use, there has been some public resistance in the implementation of a national vaccine program, new strains of COVID-19 have been and may continue to be discovered, and the efficacy of the existing vaccines with respect to any such newly discovered strain of COVID-19 remains uncertain. The COVID-19 pandemic has resulted, and future significant outbreaks of contagious diseases in the human population could result, in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services and, as a result, likely impact our operating results.

Many countries, including the United States, have and may continue to restrict travel and/or temporarily close businesses, schools and other public gathering spaces. Further, significant governmental measures, both in the United States and globally, have been and may continue to be implemented to control the spread of the virus, including restrictions on manufacturing, shipping and the movement of employees. As a result of such restrictions, we have and may continue to experience some restrictions on our ability to efficiently distribute our products in the regions affected.

The COVID-19 pandemic has also resulted in global supply chain challenges and during the quarter ended October 3, 2021, we began to experience some supply chain disruptions. For instance, supply chain shortages of certain key components of our instruments and assays are affecting our ability to fulfill customer orders on a timely basis and have had, and are expected to continue to have, a negative impact on our business and results of operations, which could be material. Although we and our contract manufacturer partners, suppliers of raw materials and other third-party vendors are pursuing additional sources for certain of these components, we may be unable to identify additional suppliers and expect that these shortages and other supply chain challenges will continue to impact our business. We have and may continue to encounter increases in idle facility costs and freight and distribution costs, which in some instances have affected the pricing of our products. Any prolonged and significant supply chain disruptions or inability to provide products in countries adversely impacted by the COVID-19 pandemic would continue to impact our revenues, increase our costs and negatively affect our business relationships and reputation, as well as our operating results. It is also possible that we will experience an adverse impact on collections and timing of cash receipts from our customers as a result of the impact of the COVID-19 pandemic, which could result in significant fluctuations in our cash flows from period to period during the pandemic and in the periods that follow the end of the COVID-19 pandemic.

We maintain a direct or indirect commercial presence in more than 130 countries and territories, with a direct presence in 36 countries, including in countries that have been severely impacted by the COVID-19 pandemic. Government imposed travel restrictions and local statutory quarantines, as well as the potential impact to personnel, to the extent our employees become ill, may result in direct operational and administrative disruptions. Our business may also be impacted by the imposition of government orders relating to COVID-19 vaccination status or regular testing of our employees, which could result in the loss of employees and may impact our ability to manufacture or ship its products. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19.

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review and approval of product registrations may be materially delayed. For example, as health authorities have redeployed resources to focus on the management of the pandemic, there is a reduction in available capacity for the review and approval of other less-critical product submissions. As a result, manufacturers may incur a delay in obtaining product registrations.

We cannot reasonably estimate the length or severity of the COVID-19 pandemic. The extent to which the COVID-19 pandemic, in particular, impacts our business or results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the actions to contain it or treat its impact, among others.

To the extent the COVID-19 pandemic adversely affects our business and financial results or those of our customers, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors” section. The ultimate impact of the COVID-19 outbreak on our business, financial condition and results of operations depends on many factors, including those discussed above, that are not within our control.

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

We cannot assure you that there will not be a future deterioration in financial markets or confidence in major economies. These economic developments affect businesses such as ours in a number of ways. A tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments. Similarly, a tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and volatility in the capital, credit and commodities markets. Difficult conditions in these markets or in the overall economy could affect our business in a number of ways. For example:

•
under such conditions, we cannot assure you that borrowings under our multicurrency senior secured revolving facility with commitments of $500.0 million (the “Revolving Credit Facility”) will be available or sufficient, and in such a case, we may not be able to obtain additional financing on reasonable terms or at all; and
•
in order to respond to market conditions, we may need to seek waivers of various provisions in the credit agreement governing our senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of (i) the senior secured term loan facility, as amended on June 8, 2018, in an amount of $2,325.0 million (the “Dollar Term Loan Facility”), (ii) the euro-denominated senior secured term loan facility in an amount equal to €337.4 million (the “Euro Term Loan Facility” and, together with the Dollar Term Loan Facility, the “Term Loan Facilities”), and (iii) the Revolving Credit Facility (as amended, the “Credit Agreement”), and we might not be able to obtain such waivers on reasonable terms, if at all.

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

We plan to continue expanding our commercial capabilities and scope of our business, both domestically and internationally, while maintaining our commercial operations and administrative activities. For example, we intend to pursue the following growth strategies: (i) maximize Lifetime Customer Value ("LCV") to produce and maintain a growing and recurring, high margin, durable financial profile; (ii) provide an unparalleled customer experience to retain and attract existing and new customers; (iii) leverage our global footprint to deliver innovative solutions to meet our customers’ needs in both developed and emerging markets; (iv) create meaningful product innovation through menu expansion, development of novel instruments and enhancement of automation and informatics; (v) continue to identify operating efficiencies to allow for reinvestment in growth and improve margins; and (vi) pursue business development opportunities, partnerships and strategic acquisitions to enter adjacencies or expand our current business units. However, our ability to manage our business and conduct our global operations while also pursuing the aforementioned growth strategies requires considerable management attention and resources. Furthermore, it is subject to the challenges of supporting a growing business on a global basis.

Our failure to implement these strategies in a cost-effective and timely manner could have an adverse effect on our business, results of operations and financial condition.

We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.

Under the acquisition method of accounting for business combinations, the net assets acquired are recorded at their fair value as of the date of the acquisition, with any excess purchase price recorded as goodwill. Ortho was created pursuant to the acquisition by Ortho-Clinical Diagnostics Bermuda Co. Ltd., a Bermuda exempted limited liability company and direct wholly-owned subsidiary of Ortho, pursuant to a stock and asset purchase agreement, dated January 16, 2014 (the “Acquisition Agreement”), of (i) certain assets and liabilities and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities which, together with their subsidiaries, comprised the Ortho Clinical Diagnostics business from Johnson & Johnson (the “Acquisition”). The Acquisition resulted in significant balances of goodwill and identified intangible assets. As of January 2, 2022, the balance of goodwill and identified intangible assets was $573.6 million and $879.2 million, respectively. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

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

We have previously announced several initiatives to strengthen our operational performance and have begun to execute certain of these initiatives. For example, we have pursued a number of operational cost improvements associated with procurement, manufacturing, field service organization, distribution and logistics, quality and regulatory and other general and administrative functions. However, we cannot be certain that it will be able to successfully realize all the expected benefits of these initiatives. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, higher-than-expected standalone overhead expenses, delays in the anticipated timing of activities related to such initiatives, increased difficulty and cost in establishing us as a standalone business and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these initiatives may disrupt our operations and performance and our estimated cost savings from these initiatives are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings. If, for any reason, the benefits we realize are less than our estimates or if our improvement initiatives adversely affect our operations or cost more or take longer to implement than our projects, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.

Our collaboration arrangements may not operate according to our business strategy if our collaboration arrangement partners fail to fulfill their obligations.

As part of our business, we have entered into collaboration arrangements with other companies, including the ongoing collaboration with Grifols Diagnostics Solutions, Inc. (the "Joint Business"), which is structured as a license, research and supply agreement, and we may enter into additional collaboration arrangements in the future.

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

Risks related to our international operations

As a global business, we are subject to risks associated with our non-U.S. operations where such risks are not present in the U.S. States.

We conduct our business on a global basis, with sales outside the United States constituting approximately 50.3% of our total revenue for the fiscal year ended January 2, 2022 and a significant number of employees and contractors located in foreign countries. We anticipate that international sales will continue to represent a substantial portion of our revenue and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Conducting business outside the United States subjects us to numerous risks, including:

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

We derive a significant portion of our revenue from outside the United States (approximately 50.3% for the fiscal year ended January 2, 2022), and we conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate earnings as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Furthermore, many of our local businesses generate revenues and incur costs in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of foreign currency fluctuations. Additionally, in order to fund the purchase price for certain assets of Ortho and the capital stock of certain other non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, our profitability could be affected by fluctuations in foreign exchange rates. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, results of operations and cash flows. We have entered into hedging agreements to address certain of our currency risks and intend to utilize local currency funding of expansions when appropriate. We do not intend to hold financial instruments for trading or speculative purposes.

New tariffs and other trade measures could adversely affect our business and financial results.

Governments sometimes impose additional duties, tariffs or taxes on certain imported products. The imposition of import tariffs or restrictions, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. For instance, the United States and China have implemented import tariffs and retaliatory tariffs on certain categories of goods, including from time to time, some of our reagent products sold in China. These tariffs, depending upon their ultimate scope and value and how they are implemented, could negatively impact our business by increasing our costs and by making our products less cost competitive in China.

The U.K.’s withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets and our business.

We are a multinational company with worldwide operations, including significant business operations in Europe. Following a national referendum in which a majority of voters in the U.K. elected to withdraw from the E.U. and the enactment of legislation by the government of the U.K., the U.K. formally withdrew from the E.U. on January 31, 2020. On December 24, 2020, the U.K. and the European Commission reached an agreement on the terms of its future cooperation with the E.U. (the “UK-EU Trade and Cooperation Agreement”). On December 30, 2020, the U.K. Parliament provided its approval of the European Union (Future Relationship) Bill (now the European Union (Future Relationships) Act 2020) which implements, inter alia, the UK-EU Trade and Cooperation Agreement. However, significant political and economic uncertainty remains about whether the terms of the relationship will differ materially in practice from the terms before withdrawal and uncertainty continues to persist as there are a number of areas not covered by the UK-EU Trade and Cooperation Agreement.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. The medium- and long-term impact of withdrawal of the U.K. from the E.U. on these conditions and markets are not yet known. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which E.U. laws to replace or replicate could depress economic activity and investment into the U.K. and restrict our access to capital. The full extent of the tax implications of the U.K.’s departure from the E.U. are also not certain as of the date of this Annual Report on Form 10-K.

In addition, there is a risk of delays in the delivery of our products from the U.K. to customers in the E.U. and an increase in associated delivery costs. Restrictions on the free movement of goods (including as a result of customers’ duties, import tariffs or other restrictions on trade) could also have a material adverse effect on our supply chains, production schedule and costs. In addition, we may face challenges retaining or attracting E.U. staff in the U.K., which could disrupt our business and growth in this market. The full impact of the changes to immigration laws following the U.K.’s departure from the E.U. is not clear, but we may face particular challenges attracting skilled talent (including scientists, engineers and laboratory technicians) if the conditions for E.U. nationals to be eligible to work in the U.K. are found, or are perceived, to be more onerous or expensive.

It is also possible that the resulting uncertainty and/or economic instability in the U.K. outlined above, could have a wider effect in other countries, for instance as a result of spreading economic market conditions or if other E.U. member states are also prompted to leave.

Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.

Risks related to our employees, customers and suppliers

We must deliver products and services that meet customers’ needs and expectations or our business and results of operations will be adversely impacted.

Our ability to retain customers, attract new customers, grow our business and enhance our brand depends on our success in delivering products and services that meet our customers’ needs and expectations. If we are unable to deliver reliable products in a timely manner, promptly respond to and address quality issues, provide expected levels of customer service, develop and maintain cross-functional communication within our company and comply with applicable regulations and rules, our ability to deliver products that meet our customers’ needs and expectations, our competitive position, our branding and our results of operations may be adversely and materially affected. Furthermore, any improvement in the perception of the quality of our competitors’ products or services relative to the quality of our products and services could adversely and materially affect our ability to retain our customers and attract new customers. Additionally, the introduction of counterfeit products into the markets we serve may have the effect of eroding confidence in our products or in our industry as a whole.

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

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs.

Many of our customers, and the end-customers to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in Europe and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-customers of our products and services and/or the volume of medical procedures using our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services.

Health insurance premiums, co-payments and deductibles have also generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce the number of lives managed by our health information solutions, including our health improvement programs.

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

Many of our customers rely on government funding and on prompt and full reimbursement by Medicare and Medicaid and equivalent programs outside of the United States. Global economic uncertainty can result in lower levels of government funding or reimbursement. A reduction in the amount or types of government funding or reimbursement that affect our customers could have a negative impact on our sales. Additionally, the PPACA, which was enacted in 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States and expanded Medicaid program eligibility and access to commercial health insurance coverage. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the PPACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the PPACA will impact the law or our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

On January 1, 2018, CMS implemented certain provisions of the Protecting Access to Medicare Act of 2014 (“PAMA”), which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostics laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. CMS uses the data to calculate a weighted median payment rate for each test, which is used to establish a revised Medicare reimbursement rate. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available. Any reduction to payment rates resulting from the new methodology is limited to 10% per test per year in 2018 through 2020, and to 15% per test per year in 2021 through 2023. For clinical diagnostic laboratory tests that are assigned a new or substantially revised Healthcare Common Procedure Coding System code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, amended the timeline for reporting private payer payment rates, and delayed by one year the payment reductions scheduled for 2021. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act (“PMAFSA”), which delays the next data-reporting period by an additional year and prevents any reduction in payment amounts from commercial payer rate implementation in 2022.

In addition to the CARES Act, Congress has enacted other laws in response to the COVID-19 pandemic to provide financial relief to healthcare providers and suppliers, including diagnostic laboratories, and to encourage implementation of diagnostic testing and treatment for COVID-19. For instance, the Families First Coronavirus Response Act (“FFCRA”), enacted on March 18, 2020, requires certain governmental and commercial insurance plans to provide coverage of COVID-19 diagnostic testing services without imposing cost-sharing (e.g., copays, deductibles or coinsurance) or other utilization management requirements. The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCEA”), enacted on April 24, 2020, each appropriated approximately $100 billion to provide financial relief for certain healthcare providers and to expand treatment and diagnostic testing capacity for

COVID-19. The Consolidated Appropriations Act of 2021 (“CAA”), which was enacted on December 27, 2020 and included further pandemic relief measures, temporarily increased payment rates under the Medicare Physician Fee Schedule by 3.75% beginning January 1, 2021 through December 31, 2021. The PMAFSA further established a temporary 3% payment rate increase under the Medicare Physician Fee Schedule that will remain in effect beginning January 1, 2022 through December 31, 2022. The CARES Act, as subsequently amended by the CAA and PMAFSA, also suspended, for the period from May 1, 2020 to March 31, 2022, the 2% payment reduction created under the sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), and extended the sequester by one year, through 2030.

It is unclear what impact new quality and payment programs, such as MACRA, or new pricing structures, such as those adopted under PAMA, the CARES Act, or other legislative measures enacted in response to the COVID-19 pandemic, may have on our business, financial condition, results of operations or cash flows.

We rely on certain suppliers and manufacturers for raw materials and components for our products and services, and fluctuations in the availability and price of such materials, products and services may interfere with our ability to meet our customers’ needs.

For certain of our products, including finished products, we are dependent on a small number of key suppliers and manufacturers. We also depend on key suppliers for critical raw materials and components. As a result, our ability to obtain, enter into and maintain contracts with these manufacturers and suppliers is important to our business. We cannot ensure that we will be able to obtain, enter into or maintain all such contracts in the future, and difficulty in obtaining such products or raw materials could affect our ability to achieve anticipated production levels. On occasion, we have been forced to revalidate the raw materials and components of products when a supplier of critical raw materials or components terminated its contract or no longer made the materials or components available to us. Stringent requirements of the FDA and other regulatory authorities regarding the manufacture of our products may prevent us from quickly establishing additional or replacement sources for the raw materials, products, components or manufacturing services that we use, or from doing so without excessive cost. Further, our suppliers may be subject to regulation by the FDA and other regulatory authorities that could hinder their ability to produce necessary raw materials, products and components. As a result, a reduction or interruption in supply or an inability to secure alternative sources of raw materials, products, components or manufacturing services could have a material adverse effect on our business, result of operations, financial condition and cash flows. If we are unable to achieve anticipated production levels and meet our customers’ needs, our operating results could be adversely affected. For a discussion of the impact of global supply chain challenges on us, including on our ability to obtain certain key components of its instruments and fulfill customer orders on a timely basis, see “—Risks related to our business, operations and growth strategies.—” We have significant international sales and operations and faces risks related to health epidemics, including the ongoing global pandemic related to COVID-19. Our business, consolidated results of operations, financial position and cash flows have been and may continue to be negatively affected by the COVID-19 pandemic. In addition, our results of operations may be significantly impacted by unanticipated increases in the cost of labor, raw materials, freight, utilities and other items needed to develop, manufacture and maintain our products and operate our business. For example, we may be disadvantaged when negotiating contract terms with our suppliers, which could increase costs and reduce our margins. Suppliers may also deliver products, components or materials that do not meet specifications, preventing us from manufacturing or supplying products that meet our design specifications or customer needs.

We may not be able to recruit and retain the experienced and skilled personnel we need to compete.

Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We rely on qualified managers and skilled employees, such as scientists, engineers and laboratory technicians, with technical expertise in operations, scientific knowledge, engineering and quality management experience in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain sufficient numbers of qualified individuals or our costs to do so increase significantly, our operations could be materially adversely affected. Additionally, if we were to lose a sufficient number of its research and development scientists and were unable to replace them or satisfy our needs for research and development through outsourcing, it could adversely affect our business.

The loss of key members of management and the risks inherent in succession planning could adversely affect our results of operations or financial condition.

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

As part of our ongoing effort to maximize our performance, our board of directors regularly evaluates our senior management capabilities in light of, among other things, our business strategy, changes to our capital structure, developments in our industry and markets and our ongoing financial performance, and will consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. Accordingly, our organizational structure and senior management team may change in the future, which could result in a material business interruption, the risk of employment-related claims or proceedings, and the incurrence of material costs, including as a result of severance or other termination payments, damages or other compensation. Further, we cannot assure you that we will retain or successfully recruit senior executives, or that their services will remain available to us.

Consolidation of our customer base and the formation of group purchasing organizations could materially adversely affect our sales and results of operations.

Consolidation among healthcare providers and the formation of buying groups and, with respect to our international operations, government-sponsored tendering processes, have put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations or providing lower pricing in the tendering process. Our success in these areas depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us or fail to have our pricing terms accepted in the tendering process, our sales and results of operations may be adversely affected. Even if we are able to enter into these contracts or have our pricing terms accepted in the tendering process, they may be on terms that negatively affect our current or future profitability. Furthermore, given the average industry contract length of 5 to 7 years, if we are unable to enter into a contract with a new customer or renew a given contract with an existing customer, it may be several years before we have an opportunity to acquire or reacquire, as applicable, such customer’s business, which may have a material adverse effect on our results of operations in the interim period.

We may experience manufacturing or warehousing problems or delays due to, among other reasons, our volume and specialized processes, and any interruption in supply from certain of our contract manufacturers, suppliers of raw materials and other third-party vendors, which could result in decreased revenue or increased costs.

The global supply of our products depends on the uninterrupted efficient operation of our manufacturing facilities, and the continued performance of our contract manufacturers, suppliers of raw materials and other third-party vendors under our contractual arrangements. Many of our manufacturing processes are complex and involve sensitive scientific processes involving the use of unique and often proprietary antibodies and other raw materials that cannot be replicated or acquired through alternative sources without undue delay or expense. Other processes present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably. In addition, our manufacturing processes may require complex and specialized equipment, which can be expensive to repair or replace with required lead times of up to a year.

The manufacturing of certain of our products is concentrated in one or more of our plants, with limited alternate facilities. Any event that negatively impacts our manufacturing facilities, our manufacturing systems or equipment, or the facilities, systems or equipment of our contract manufacturers or suppliers, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenue from the affected products would decline and we could incur losses until such time as we or our contract manufacturers are able to restore our or their production processes or we are able to put in place alternative contract manufacturers or suppliers. Similarly, given the specialized storage requirements for our supplies and our products, any disruption or other operational challenges to one of our two primary warehouse facilities in Memphis, Tennessee and Strasbourg, France could result in decreased revenue or increased costs given the challenge in finding suitable alternative facilities. As a result of, among other factors, the impact of COVID-19 on supply chain operations as well as increased customer demand for our products, we are currently encountering, and may continue to encounter, increased customer backlogs of inventory shipments out of our warehouse facilities, particularly the Memphis, Tennessee facility. If these increased customer backlogs continue, they may adversely impact customer relationships and affect our financial performance.

We also rely on contract manufacturers to manufacture certain of our products, such as the instruments for our Transfusion Medicine and Clinical Laboratories businesses, as well as suppliers of raw materials and other third-party vendors. Any change in our relationship with our contract manufacturers, suppliers of raw materials and other third-party vendors or changes to contractual terms of our agreements with any of them could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers and a large number of single and sole source suppliers makes us vulnerable to possible capacity constraints, reduced control over product availability, delivery schedules and costs and reduced ability to monitor compliance with our product manufacturing specifications.

If our current contract manufacturers, suppliers of raw materials and other third-party vendors were unable or unwilling to manufacture or supply our products or requirements for raw materials in required volumes and at required quality levels or renew existing terms under supply agreements, we may be required to replace such manufacturers, suppliers and vendors and we may be unable to do so in a timely or cost-effective manner, or at all. Any interruption of supply or any increase in price of the instruments or raw materials and other key products produced by such contract manufacturers or raw materials supplied by such suppliers and vendors could adversely affect our profitability.

Risks related to government regulation

If we are unable to obtain required clearances or approvals for the commercialization of our products in the U.S., we would not be able to sell those products in the U.S.

Our future performance depends on, among other matters, the timely receipt of necessary regulatory clearances and approvals for our products. Regulatory clearance and approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in increased costs and unanticipated delays.

In the U.S., clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (a “510(k)”), or through approval of a Premarket Approval application (a “PMA”). Approval to commercially distribute biologics is received from the FDA through approval of a Biologics License Application (a “BLA”) and may also require state licensing for the movement of biologics products in interstate commerce. The FDA may deny 510(k) clearance because, among other reasons, it determines that our product is not substantially equivalent to another U.S. legally marketed device. The FDA may deny approval of a PMA or BLA because, among other reasons, it determines that our product is not sufficiently safe or effective. Failure to obtain FDA clearance or approval would preclude commercialization in the U.S., which could materially and adversely affect our future results of operations.

Modifications or enhancements to a cleared or approved product that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the product, could require new 510(k) clearances or possibly approval of a new PMA or BLA, or a supplement to those applications. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review a manufacturer’s decision not to seek a new 510(k). We have made modifications to some of our products since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k)s or PMAs; however, we determined that submission was not necessary for all of the modifications. The FDA may not agree with any of our determinations not to submit a new 510(k), PMA or PMA supplement, or BLA or BLA supplement for any modifications made to our products. If the FDA requires us to submit a new 510(k), PMA or PMA supplement, or BLA or BLA supplement for any product modification, we may be prohibited from marketing the modified products until the new submission is cleared or approved by the FDA. In that case, we may be required to recall and stop marketing our products as modified, which could require us to redesign our products, and conduct clinical studies to support any modifications, and we could be subject to enforcement action.

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

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including development, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, physician interaction and record-keeping. Any material failure by us to comply with such applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on our ability to conduct or expand its operations or the cessation of all or a portion of its operations.

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

We are subject to routine inspection by the FDA and other agencies for compliance with the FDA’s requirements applicable to our products, including, without limitation, the Quality System Regulation and Medical Device Reporting requirements in the U.S., and other applicable regulations worldwide. Our manufacturing facilities and those of our suppliers and distributors also are, or can be, subject to periodic regulatory inspections.

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

We have received EUAs from the FDA authorizing us to market our Anti-SARS-CoV-2 IgG Antibody test, Anti-SARS-CoV-2 IgG Quantitative Antibody test, Anti-SARS-CoV-2 Total (Anti-S) Antibody test, Anti-SARS-CoV-2 Total (Anti-N) Antibody test, SARS-CoV-2 Antigen test and related calibrators and controls on our VITROS analyzers. These EUAs allow us to market and sell our antibody tests to health care professionals for the detection of certain SARS-CoV-2 antibodies to aid in identifying individuals with an adaptive immune response to SARS-CoV-2 and, for our Antigen test, for the detection of acute infection of SARS-CoV-2, without the need to obtain premarket clearance or approval under the FDA’s standard review pathways, for the duration of the COVID-19 public health emergency. The FDA has also established certain conditions which must be met in order to maintain authorization under these EUAs. The requirements that apply to the manufacture and sale of these products may be unclear and are subject to change.

The FDA has the authority to issue an EUA during a public health emergency if it determines that, based on the totality of the scientific evidence, it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved and available alternative and if other regulatory criteria are met. These standards for marketing authorization are lower than if the FDA had reviewed our test under its traditional marketing authorization pathways, and we cannot assure you that our tests would be cleared or approved under those more onerous clearance and approval standards. Moreover, the FDA’s policies regarding EUAs can change unexpectedly, and the FDA may revoke an EUA where it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long our authorization will remain in place. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. For example, in December 2021, the FDA issued a draft guidance describing a potential transition plan for the regulation and distribution of emergency-use-authorized medical devices in the event that the current EUA declaration is terminated. Changes to FDA regulations or requirements could require changes to our authorized tests, necessitate additional measures or make it impractical or impossible for us to market our test. The termination of an EUA for our products could adversely impact our business, financial condition and results of operations.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices and biologics or modifications to approved or cleared medical devices and biologics to be reviewed and/or cleared or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA continues to monitor and implement changes to its inspections and related activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may face business disruption and related risks resulting from President Biden’s invocation of the Defense Production Act, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, President Biden invoked the Defense Production Act, codified at 50 U.S.C. § 4501 et seq. (the “Defense Production Act”). Pursuant to the Defense Production Act, the federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense. For example, in March 2021, President Biden invoked the Defense Production Act to expand production of the COVID-19 vaccine. While we have not experienced any impact on our business as a result of such actions, we continue to assess the potential impact that the invocation of the Defense Production Act may have on our ability to effectively conduct our business operations as planned, either as a result of becoming directly subject to the requirements of the Defense Production Act, our suppliers becoming so subject and diverting deliveries of raw materials elsewhere, or otherwise. There can be no assurance that we will not be impacted by any action taken by the federal government under the Defense Production Act, and any resulting disruption on our ability to conduct business could have a material adverse effect on our financial condition and results or operations.

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

We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the governments of states and foreign countries in which we conduct our business. In the U.S., these healthcare laws and regulations include, for example:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, where one purpose is to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of medical device manufacturers. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
the federal civil and criminal false claims laws, including the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
the federal Physician Payments Sunshine Act which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under certain federal healthcare programs, to monitor and report to the Centers for Medicare & Medicaid Services, or CMS, certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers, including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, and regulates device marketing;

•
U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws requiring device companies to comply with specific compliance standards, restrict payments made to healthcare providers and other potential referral sources, and report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, constrain our business, marketing and other promotional and research activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements, as well as interactions with healthcare professionals through consultant arrangements, product training, sponsorships, or other activities. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and other laws and regulations will involve substantial costs. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. We may be subject to private qui tam actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties. Additionally, as a result of these investigations and qui tam actions, we may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

If our operations are found to be in violation of any of the federal and state laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, oversight if we become subject to a consent decree or corporate integrity agreement, disgorgement and we could be required to curtail, restructure or cease our operations. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.

Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA and other laws prohibit us, and our officers, directors, employees and agents acting on our behalf, from corruptly offering, promising, authorizing or providing anything of value to foreign officials or entities for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws, including similar anti-corruption laws, rules and regulations of the various jurisdictions in which we operate. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive and disruptive. Additionally, we face a risk that our distributors, manufacturers and other third parties acting on our behalf may potentially violate the FCPA or similar laws, rules or regulations of the various jurisdictions in which we operate. Though these distributors, manufacturers and other third parties acting on our behalf are not our affiliated legal entities, such violations could expose us to FCPA liability or liabilities under similar laws of the various jurisdictions in which we operate and/or our reputation may potentially be harmed by the distributors and manufacturers’ violations and resulting sanctions and fines.

Our international operations require us to comply with anti-terrorism laws and regulations and applicable trade embargoes.

We are subject to trade and economic sanctions laws and other restrictions on international trade. The U.S. and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties. In the U.S., the economic and trade sanctions programs are principally administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). Currently, OFAC maintains comprehensive trade and economic sanctions against the following countries and territories: Cuba, Iran, Syria, North Korea and the Crimea region of Ukraine. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations.

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

Our collection, use and disclosure of personal information, including health information, is subject to federal and state privacy and security regulations, as well as data privacy and security laws outside the U.S., including in the European Economic Area (the “EEA”), the U.K and the People’s Republic of China, and our failure to comply with those laws and regulations or to adequately secure the information we hold could result in significant liability or reputational harm.

We and our partners may be subject to federal, state, and foreign data protection laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect its business and may increase its compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including HIPAA) and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information, including health-related information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations it could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that Ortho is subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect its financial condition.

Furthermore, the Federal Trade Commission (the “FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

HIPAA as well as numerous other federal and state laws and regulations, govern the collection, dissemination, use, privacy, security, confidentiality, integrity and availability of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA applies national privacy and security standards for PHI to covered entities, including certain types of healthcare entities and their service providers that access PHI, known as business associates. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. While we undertake substantial efforts to secure the PHI we maintain, use and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, PII or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties. Ongoing implementation and oversight of these security measures involves significant time, effort and expense.

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

We are also subject to data privacy and security laws in jurisdictions outside of the U.S. For example, in the EEA and the U.K., we are subject to the General Data Protection Regulation 2016/679 (the “GDPR”) and the U.K. data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (collectively, the “UK GDPR”), which could limit our ability to collect, control, process, share, disclose and otherwise use personal data (including health and medical information which are subject to strict requirements). Maintaining compliance with the GDPR and the UK GDPR could cause our compliance costs to increase, ultimately having an adverse impact on our business. We are implementing measures to comply with these laws as part of our comprehensive compliance program with input from external advisors to address our compliance with these obligations under GDPR. Failure to comply with the GDPR and UK GDPR may result in fines up to the greater of €20 million / £17.5 million or 4% of total annual revenue. In addition to the foregoing, a breach of the GDPR and UK GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm. In addition, in September 2021, the U.K. government launched a consultation on its proposals for wide-ranging reform of U.K. data protection laws following Brexit. There is a risk that any material changes which are made to the U.K. data protection regime could result in the European Commission reviewing the U.K. adequacy decision (enabling data transfers from E.U. member states to the U.K. without additional safeguards) and the U.K. losing its adequacy decision if the European Commission deems the U.K. to no longer provide adequate protection for personal data. The relationship between the U.K. and the E.U. in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to long term, and how data transfers to and from the U.K. will be regulated in the long term. These changes could lead to additional costs and increase our overall risk exposure.

We are also subject to European Union and U.K. rules with respect to cross-border transfers of personal data out of the EEA and the U.K., respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme.

While the CJEU did not invalidate standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. We currently rely on the standard contractual clauses among other data transfer mechanisms allowed pursuant to the GDPR to transfer personal data outside the EEA or the U.K., including to the United States. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. Ortho will be required to implement the revised standard contractual clauses, in relation to both relevant existing contracts and transfer arrangements and additional or new contracts and arrangements, within the relevant time frames. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the U.K.; the U.K.’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. Ortho is monitoring the outcome of this, and we may be required to implement new or revised documentation and processes in relation to data transfers subject to the UK GDPR within the relevant time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints, regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations, which could adversely affect our financial results.

We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such third party, we attempt to mitigate the associated risks of using third parties by performing applicable security assessments and detailed due diligence, entering into contractual arrangements to require that providers only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA or the U.K. to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will fully protect us from the risks associated with the third-party processing. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.

We are also subject to evolving privacy laws on cookies and e-marketing. In the E.U., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. In the U.S., the Federal Trade Commission and many state laws have increasingly focused on the collection and use of behavioral data including geolocation and biometric information. As regulators start to enforce a strict approach (which has already started in Germany), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

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

Data compliance in other countries outside EEA, the U.K. and the U.S. are even more complex and varied making it difficult to comply with them all. China’s legislation and regulation of the health care industry involves multiple pieces of legislation prescribing complex regulatory requirements governing different types of data across a continuum of care, and various supervisory authorities frequently conduct inspections and investigations. For example, under China’s Cybersecurity Law, any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. The rules, purposes, methods and ranges of such collection should also be disclosed to the data subject. China’s data localization requirements are becoming increasingly common in sector-specific regulations. China’s Cybersecurity Law requires operators of critical information infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China. Failure to do so can result in fines of up to RMB 100,000 for the relevant entity as well as for the personnel directly responsible.

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

Notably, China’s Personal Information Protection Law ("PIPL"), similar to the GDPR, applies extraterritorially. The PIPL is intended to clarify the scope of application, the definitions of personal information and sensitive personal information (which includes medical and health information), the legality of personal information processing and the basic requirements of notice and consent, among other things. The PIPL also sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities. The PIPL also includes a list of rules which must be complied with prior to the transfer of personal information outside of China, such as compliance with a security assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the relevant authorities with the overseas recipient. Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue for the personal information processor and/or a suspension of services or data processing activities. Other potential penalties include a fine of up to RMB 1 million on the person in charge or directly responsible personnel and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of the People’s Republic of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high-level management or data protection officer positions in relevant enterprises.

In addition to China’s Cybersecurity Law, the Data Security Law and the PIPL, the relevant government authorities of People’s Republic of China promulgated several regulations or released a number of draft regulations for public comments which are designed to provide further implemental guidance in accordance with the laws mentioned above.

We cannot predict what impact the new laws and regulations, in particular the Data Security Law or PIPL, or the increased costs of compliance, if any, will have on our operations in China due to their recent enactment and the limited guidance available, particularly on PIPL, which entities are awaiting further guidance on. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as often the abovementioned laws are drafted broadly and leaves great discretion to the relevant government authorities to exercise.

Compliance with China’s data laws mentioned above, the GDPR and UK GDPR and the various other global data privacy laws that we are subject to has required, and may continue to require, significant company resources and expenditures, and may require further changes in our products, services or business model that increase competition or reduce revenue.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

Our ability to protect our information systems and electronic transmissions of personal data and sensitive data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.

We are highly dependent on information technology networks and systems, including our office networks, operational environment, special purpose networks, systems and software used to operate our instruments and devices and those networks and systems managed by vendors or third parties, to securely process, transmit and store electronic information (including sensitive data such as trade secrets, confidential business information and personal data relating to employees, customers and business partners). Like any large corporation, from time to time the information systems on which we rely, including those controlled and managed by third-parties, may be subject to computer viruses, malicious software, attacks by hackers and other forms of cyber intrusions or unauthorized access, any of which can create system disruptions, shutdowns or unauthorized disclosure of sensitive data. In addition, a security breach that leads to disclosure of information protected by privacy laws could compel us to comply with breach notification requirements under applicable laws, potentially resulting in litigation or regulatory action, or otherwise subjecting us to liability under laws that protect personal data.

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

Information security risks have generally increased in recent years because of the increased proliferation, sophistication and availability of complex malware and hacking tools to carry out cyber-attacks. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period of time. As cyber threats continue to evolve, we may be required to expend additional resources to mitigate new and emerging threats while continuing to enhance our information security capabilities or to investigate and remediate security vulnerabilities.

Our inability to protect and enforce our intellectual property rights could adversely affect our financial results.

Intellectual property rights both in the U.S. and in foreign countries, including patents, trade secrets, proprietary information, trademarks and trade names, are important to our business and will be critical to our ability to grow and succeed in the future. We make strategic decisions on whether to apply for intellectual property protection and what kind of protection to pursue based on a cost-benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Additionally, certain of our intellectual property rights are held through our license agreements and collaboration arrangements with third parties. Because of the nature of these licenses and arrangements, we cannot assure you that we would be able to retain all of these intellectual property rights upon termination of such licenses and collaboration arrangements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

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

Risks related to taxation

Legislative or taxation changes or HM Revenue & Customs (“HMRC”) enforcement actions may have a material adverse impact on our business, results of operations and financial condition.

We are subject to the laws of England and Wales and the taxation rules administered by HMRC. Changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications, including in relation to the conduct of reviews and audits, that could result in higher costs or restrict our ability to operate our business and, as a result, have a material adverse effect on our business, results of operations and financial condition. HMRC may also take enforcement actions against us which may result in fines, penalties and/or interest charges being imposed on us which may have a material adverse effect on our business, results of operations and financial condition.

Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.

Changes in tax laws or regulations around the world, including in the U.S. and as led by the Organization for Economic Cooperation and Development, could negatively impact our effective tax rate and results of operations. A change in statutory tax rate or certain international tax provisions in any country would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. This change would result in an expense or benefit recorded to our consolidated statement of operations. We closely monitor these proposals as they arise in the countries where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.

Our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations and we could be subject to tax audits or examinations that could result in a loss of our net operating losses and/or cash tax exposures.

As of January 2, 2022, we had net operating loss carryforwards (“NOLs”) of approximately $889 million in the U.S. and approximately $467 million in Luxembourg due to prior period losses. In addition, we had approximately $446 million of U.S. carryforward interest expense and approximately $214 million of Luxembourg carryforward interest expense as of January 2, 2022. Certain of these carryforwards, if not utilized, will begin to expire through 2037. Realization of these carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our cash flows.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its tax attributes, including its NOLs to offset future taxable income. As of January 2, 2022, the Ortho Scheme is expected to result in an ownership change under Section 382 of the Code. However, there is risk that subsequent changes in ownership could result in a Section 382 ownership change and limit the use of our tax attributes. Our NOLs may also be impaired under state laws. There is also a risk that due to regulatory changes, or other unforeseen reasons, that our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Furthermore, any available NOLs would have value only to the extent there is income in the future against which such NOLs may be offset. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under the Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs. As of January 2, 2022, we had total indebtedness of $2,276.9 million, and we had availability under our Revolving Credit Facility of $453.7 million (net of $46.3 million of outstanding letters of credit).

Subject to the limits contained in the Credit Agreement, the indenture governing the $405.0 million in aggregate principal amount of 7.250% Senior Notes due 2028 issued by Ortho-Clinical Diagnostics S.A., a société anonyme organized under the laws of the Grand Duchy of Luxembourg (the “Lux Co-Issuer”) and Ortho-Clinical Diagnostics, Inc., a New York corporation (the “U.S. Co-Issuer”) (the “2028 Notes” and such indenture, the “2028 Notes Indenture”), the indenture governing the $240.0 million in aggregate principal amount of 7.375% Senior Notes due 2025 issued by the Lux Co-Issuer and the U.S. Co-Issuer (the “2025 Notes” and such indenture, the “2025 Notes Indenture”), the three-year accounts receivable program (the “Financing Program”) and our other debt instruments, We may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt would increase. Specifically, our high level of debt could have important consequences to you, including:

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
•
preventing us from raising the funds necessary to repurchase all of the 2025 Notes and the 2028 Notes (collectively, the “Senior Notes”) tendered to Ortho upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the 2025 Notes Indenture or the 2028 Notes Indenture;
•
placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete; and
•
increasing our cost of borrowing.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

Furthermore, borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. Recent interest rates have been at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of January 2, 2022, $1,292.8 million in aggregate principal amount of indebtedness under our Term Loan Facilities is subject to variable interest rates subject to the London interbank offered rate (“LIBOR”). Assuming no prepayments of our Term Loan Facilities and that our Revolving Credit Facility is fully drawn (and to the extent that the LIBOR is in excess of the 0.00% floor rate applicable to our Senior Secured Credit Facilities), each one-eighth percent change in interest rates, prior to the impact of derivative instruments, would result in a $2.6 million change in annual interest expense on the indebtedness under our Senior Secured Credit Facilities. In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures will cause LIBOR to disappear entirely or be deemed unrepresentative after June 30, 2023 to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. We have entered into a series of interest rate cap and interest rate swap agreements to hedge our interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities. However, it is possible that these interest rate cap and interest rate swap agreements or any future interest rate cap agreements or swaps we enter into may not fully or effectively mitigate our interest rate risk and we may decide not to maintain interest rate swaps in the future.

In addition, amounts drawn under our Senior Secured Credit Facilities may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, and the Financial Conduct Authority, the regulatory supervisor of the ICE Benchmark Administration, announced that the final publication or representativeness date for LIBOR for: (i) Sterling and Euros will be December 31, 2021, (ii) Dollars for 1-week and 2-month tenor settings will be December 31, 2021 and (iii) Dollars for overnight, 1-month, 3-month, 6-month and 12-month tenor settings will be June 30, 2023. In the United States, the Alternative Rates Reference Committee, a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 24, 2021, Ortho entered into an amendment to the Senior Secured Credit Facilities to account for the cessation of LIBOR for Sterling, Euros and Japanese Yen and the alternative replacement rates with respect to such currencies, as applicable. As all tenor settings for LIBOR will cease to exist on June 30, 2023, we will need to renegotiate certain provisions of our Senior Secured Credit Facilities and may not be able to do so with terms that are favorable to us. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate our Senior Secured Credit Facilities with favorable terms could have a material adverse effect on our business, financial position, operating results and cash flows.

We may not be able to generate sufficient cash flows from operating activities to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

While we believe that we have not historically had this impact, these covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our ordinary shares and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

In addition, the financial covenant in the Credit Agreement requires the maintenance of a maximum first lien leverage ratio, which ratio will be tested when it yields more than 30% at the end of any quarter when borrowings under the Revolving Credit Facility (including swingline loans and any unreimbursed drawings under any letters of credit to the extent not cash-collateralized but excluding any guarantees and performance or similar bonds issued under our Revolving Credit Facility) exceed $105 million at such date. As of January 2, 2022, we had no borrowings outstanding under the Revolving Credit Facility and were therefore not subject to the financial covenant. Due to the current economic and business uncertainty resulting from the ongoing COVID-19 pandemic, we anticipate that we will maintain increased cash on hand in order to preserve financial flexibility and that, as a result, we may continue to borrow from our Revolving Credit Facility, if needed. Our ability to meet the financial covenant could be affected by events beyond our control.

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

We and our subsidiaries may incur significant additional indebtedness in the future. Although the Credit Agreement, the 2025 Notes Indenture and the 2028 Notes Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional senior secured debt. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of January 2, 2022, our Revolving Credit Facility provides for unused commitments of $453.7 million (net of $46.3 million of outstanding letters of credit). On February 5, 2021, we entered into a Fifth Amendment of our Senior Secured Credit Facilities (the “Fifth Amendment”), which increased our Revolving Credit Facility contained in the Credit Agreement by $150.0 million to an aggregate principal amount of $500.0 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the Fifth Amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing Indebtedness with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500.0 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. All other terms of the Senior Secured Credit Facilities will remain substantially the same except as otherwise amended by the Fifth Amendment. Our Senior Secured Credit Facilities may be increased by an amount equal to (x) a dollar amount of $375.0 million (which amount was utilized in connection with our incurrence of the Euro Term Loan Facility), plus (y) an unlimited amount so long as on a pro forma basis our First Lien Net Leverage Ratio (as set forth in the Credit Agreement) does not exceed 4.00 to 1.00 plus (z) an amount equal to all voluntary prepayments of term loans borrowed under the Credit Agreement and revolving loans under the Credit Agreement to the extent accompanied by a permanent reduction in the commitments therefor, subject to certain conditions. If new debt is added to our current debt levels, the related risks that we now face would increase.

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

The sale of additional ordinary shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of our ordinary shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Ordinary shares held by the Principal Shareholder and certain of our directors and officers represent approximately 50.7% of our total outstanding ordinary shares, based on the number of ordinary shares outstanding as of February 18, 2022. Such ordinary shares may be “restricted securities” within the meaning of Rule 144 of the Securities Act (“Rule 144”) and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.

Our Principal Shareholder, who holds approximately 118,106,000 of our ordinary shares, has rights, subject to some conditions, to require us to file registration statements covering their ordinary shares or to include their ordinary shares in registration statements that we may file for ourselves or our shareholders. Registration of any of these outstanding ordinary shares under the Securities Act would result in such ordinary shares becoming freely tradable without restriction under the Securities Act.

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

In addition, our ordinary shares reserved for future issuance under our 2021 Incentive Award Plan will become eligible for sale in the public market once those ordinary shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144 under the Securities Act, as applicable.

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

Our ordinary shares are listed on Nasdaq. Prior to September 2021, we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, we were not subject to a number of corporate governance rules relating to the composition of our Board of Directors and certain committees. Following the sale of our ordinary shares by the Principal Shareholder in September 2021, we are no longer a “controlled company”. Under Nasdaq rules and the rules of the SEC, we are permitted to phase into compliance with certain corporate governance requirements from which we were previously exempt, including:

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

As of January 2, 2022, the Principal Shareholder owned approximately 49.79% of our ordinary shares and continues to exercise significant influence over our affairs and policies. Pursuant to our Articles of Association, the Principal Shareholder continues to have the ability to nominate for appointment up to eight of our directors until it owns less than 35% of our ordinary shares. As a result, the Principal Shareholder and its designees to our Board of Directors currently have the ability to control: the appointment of management, the entry into mergers, sales of substantially all of our assets and other extraordinary transactions. The Directors appointed have authority to issue additional shares, implement stock repurchase programs, declare interim dividends, recommend final dividends, and make other decisions. The interests of the Principal Shareholder could conflict with your interests. For example, the Principal Shareholder may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments. Additionally, the Principal Shareholder is in the business of making investments in companies, and may from time to time acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and the price of our ordinary shares.

As a public company, we have significant requirements for enhanced financial reporting and internal controls including internal control over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to design, implement and maintain effective internal controls over financial reporting, we may be unable to meet our reporting obligations on a timely basis, and we may be unable to prevent or detect material misstatements in our consolidated financial statements on a timely basis, causing harm to our results of operations. We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. The rules governing the standards that must be met for our management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation. Testing internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal controls for the fiscal year 2022.

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

Our Articles of Association provide that the courts of England and Wales shall have exclusive jurisdiction to determine any and all disputes brought by a shareholder in their capacity as a shareholder against us, our officers or our Board of Directors arising out of or in connection with our Articles of Association or any non-contractual obligations arising out of or in connection with our Articles of Association, or otherwise. In addition, our Articles of Association provide that if a court were to find such provision invalid or unenforceable with respect to any complaint asserting a cause of action arising under the Securities Act, the federal courts of the U.S. will be the exclusive forum for resolving any such complaint. These limitations on the forum in which shareholders may initiate action against us may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable and could increase the costs and inconvenience of pursuing claims or otherwise adversely affect a shareholder’s ability to seek monetary or other relief.

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

As a multinational company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist attacks and natural disasters, the national and international responses to such attacks and natural disasters or perceived threats to national security and other actual or potential conflicts or wars may create economic and political uncertainties. In addition, as a multinational company with headquarters and significant operations located in the U.S., actions against or by the U.S. could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

We have more than 4,800 employees located around the world consisting of commercial, supply chain, quality, regulatory and compliance, research and development and general administrative personnel. Approximately 20% of our associates globally participate in a union or works council. Historically, we have not experienced work stoppages; however, in the future, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, future negotiations with unions or works councils in connection with existing labor agreements may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be subject to work stoppages at our suppliers or customers that are beyond our control.

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

We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the patents or other intellectual property rights owned by others. Significant litigation regarding patent rights exists in our industry. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against intellectual property rights claims brought against us, regardless of whether the claims have merit. If we are found to have infringed on the patents or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our cash flow, business, financial condition and results of operations. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all, or may require us to re-design our products or processes.

We will incur increased costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance initiatives.

As a publicly traded company, we incur additional legal, accounting and other expenses that we did not previously incur, which may be material in amount. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC, and the stock exchange on which our ordinary shares are listed, have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate production facilities, distribution warehouses, research and development centers, shared service centers and office buildings globally. As of January 2, 2022, we had 94 office, laboratory, production and other real estate facilities in 34 countries. We own 7 of these facilities and lease the remaining 87.

As of January 2, 2022, our material operating locations, which we define as the facilities we lease with more than 75,000 square feet plus all owned facilities of more than 20,000 square feet, were as follows:

Location	Use(s)	Owned or leased	Approximate square footage	Lease expiration (if applicable)
Raritan, New Jersey	Headquarters, manufacturing, R&D	Owned	569,000	N/A
Rochester, New York (513 Technology Blvd)	Manufacturing	Owned	438,268	N/A
Rochester, New York (100 Indigo Creek)	Office, R&D	Owned	260,221	N/A
Pencoed, Wales	Office, manufacturing	Owned	198,380	N/A
Memphis, Tennessee	Warehouse	Leased	116,500	June 30, 2026
Rochester, New York (130 Indigo Creek)	Office, R&D	Owned	103,138	N/A
Strasbourg, France	Warehouse, service	Owned	97,951	N/A
Rochester, New York (1000 Lee Rd.)	Manufacturing	Leased	95,511	December 31, 2024
Ibaraki, Japan	Warehouse	Leased (land), Owned (building)	90,809	March 30, 2038
Pompano Beach, Florida	Manufacturing	Owned	21,500	N/A

Item 3. Legal Proceedings.

We are from time to time a party to legal proceedings which arise in the normal course of business. We do not believe any pending litigation to be material, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. See Note 21–Commitments and contingencies to the audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Ordinary Shares

Our ordinary shares are publicly traded on Nasdaq under the symbol “OCDX.”

Holders of Record

On February 18, 2022, we had approximately 34 ordinary shareholders of record as reported by our transfer agent. Holders of record are defined as those shareholders whose shares are registered in their names in our share records and do not include beneficial owners of ordinary shares whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We did not pay cash dividends on our ordinary shares during the fiscal year ended January 2, 2022. We currently do not expect to declare any dividends on our ordinary shares in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, support our operations, finance the growth and development of our business and reduce debt. Any determination to declare dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements, and overall financial condition. Although we are no longer a “controlled company” within the meaning of Nasdaq rules and the rules of the SEC, our Principal Shareholder will continue to have the ability to appoint a majority of the members of our Board of Directors and therefore control the payment of dividends. See Part I, Item 1A, “Risk Factors–Risks related to ownership of our ordinary shares–The Principal Shareholder will continue to have the ability to significantly influence our decisions, and their interests may not be aligned with yours.” In addition, because we are a holding company, our ability to pay dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the covenants of the Credit Agreement, the 2025 Notes Indenture and the 2028 Notes Indenture, and may be further restricted by the terms of any future debt or preferred securities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and capital resources–Debt capitalization” for more information about our Senior Secured Credit Facilities and our Senior Notes.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter	—	$—	—	$—
Second Quarter	—	$—	—	$—

Third Quarter:
7/5/2021 - 8/1/2021	—	$—	—	$—
8/2/2021 - 8/29/2021	277	$20.69	—	$—
8/30/21 - 10/3/2021	277	$18.48	—	$—
	554	$19.59	—	$—
Fourth Quarter:
10/4/2021 - 10/31/2021	—	$—	—	$—
11/1/2021 - 11/28/2021	—	$—	—	$—
11/29/2021 - 1/2/2022	—	$—	—	$—
	—	$—	—	$—

As of and for the year ended January 2, 2022	554	$19.59	—	$—

(1) The 554 shares acquired as of and for the year ended January 2, 2022 represent ordinary shares acquired by us from a director who surrendered shares to satisfy his minimum statutory tax withholding requirements on equity awards granted under our 2021 Incentive Award Plan.

Stock Price Performance Graph

The following performance graph and related information shall not be deemed to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return on our ordinary shares from January 27, 2021 (the date our ordinary shares commenced trading on the Nasdaq Global Select Market) with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Healthcare Composite Index, assuming the investment of $100 in our ordinary shares and in each index on January 27, 2021 and the reinvestment of dividends in each of our ordinary shares and each index. We have not paid any dividends since our IPO.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JANUARY 27, 2021 AMONG ORTHO CLINICAL DIAGNOSTICS HOLDINGS PLC, THE NASDAQ COMPOSITE INDEX, AND THE NASDAQ HEALTHCARE COMPOSITE INDEX

	Cumulative Total Return
	January 27, 2021	January 2, 2022
Ortho Clinical Diagnostics plc	100.00	125.82
NASDAQ Composite Index	100.00	118.64
NASDAQ Healthcare Composite Index	100.00	92.02

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the discussion includes forward-looking statements related to future events and our future operating performance that are based on current expectations and are subject to risk and uncertainties. Without limiting the foregoing, the words as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including, but not limited to those discussed below and in Part I, Item 1A,“Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a pure-play in vitro diagnostics (“IVD”) business pioneering life-impacting advances in diagnostics for over 80 years, from our earliest work in blood typing, to our innovation in infectious diseases and our latest developments in laboratory solutions. We are driven by the credo, “Because Every Test is A Life.” This guiding principle reflects the crucial role diagnostics play in global health and guides our priorities as an organization. As a leader in IVD, we impact approximately 800,000 patients every day. We are dedicated to improving outcomes for these patients and saving lives through providing innovative and reliable diagnostic testing solutions to the clinical laboratory and transfusion medicine communities. Our global infrastructure and commercial reach allow us to serve these markets with significant scale. We have an intense focus on the customer. We support our customers with high quality diagnostic instrumentation, a broad test portfolio and market leading service. Our products deliver consistently fast, accurate and reliable results that allow clinicians to make better-informed treatment decisions. Our business model generates significant recurring revenues and strong cash flow streams, primarily from the ongoing sales of high margin consumables. In fiscal 2021, these recurring revenues contributed approximately 93% of both our total and core revenue. We maintain close connectivity with customers through a global presence, with approximately 4,800 employees, including approximately 2,300 commercial sales, service and marketing teammates. This global organization allows us to support our customers across more than 130 countries and territories.

Definitive Agreement in which Quidel Corporation will Acquire Ortho

On December 22, 2021, Ortho, Coronado Topco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Coronado Topco”), Laguna Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Merger Sub”), Orca Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Holdco Sub”), Orca Holdco 2, Inc., a Delaware corporation and a wholly owned subsidiary of U.S. Holdco Sub (“U.S. Holdco Sub 2”) and Quidel Corporation, a Delaware corporation (“Quidel”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Combinations”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) under a scheme of arrangement under U.K. corporate law, each issued and outstanding share of Ortho will be acquired by a depository nominee (or transferred within the depository nominee) on behalf of Coronado Topco in exchange for (x) 0.1055 shares of common stock of Coronado Topco and (y) $7.14 in cash (the “Ortho Scheme”), and (ii) immediately after the consummation of the Ortho Scheme, U.S. Merger Sub will merge with and into Quidel, pursuant to which each issued and outstanding share of Quidel common stock will be converted into one share of Coronado Topco common stock, with Quidel surviving as a wholly owned subsidiary of Coronado Topco. The boards of directors of both Ortho and Quidel have unanimously approved the terms of the Business Combination Agreement, which is expected to close during the first half of fiscal 2022. Upon completion of the Combinations, which requires shareholder approval, Ortho shareholders are expected to own approximately 38% of Coronado Topco and Quidel stockholders are expected to own approximately 62% of Coronado Topco on a fully diluted basis, based on the respective capitalizations of Ortho and Quidel as of the date the parties entered into the Business Combination Agreement.

In the event that the Business Combination Agreement is terminated by Ortho as a result of the occurrence of certain terms and conditions as specified therein, we must pay Quidel a termination fee of approximately $46.9 million, less any expenses reimbursable by Quidel pursuant to the Business Combination Agreement. If the Business Combination Agreement is terminated by Quidel as a result of the occurrence of certain terms and conditions as specified therein, we will receive approximately $207.8 million, less any expenses reimbursable by us pursuant to the Business Combination Agreement.

Refer to Note 1–General and description of the business to our audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K for additional information on the Combinations.

Key components of results of operations

Net revenue

We operate on a “razor-razor blade” model whereby we offer our customers a selection of automated instruments under long-term contracts along with the assays, reagents and other consumables that are used by these instruments to generate test results. This business model allows us to generate predictable recurring revenue and strong cash flow streams from ongoing sales of high-margin assays, reagents and other consumables and services, sales of which represented approximately 93% of our core revenue during the fiscal year ended January 2, 2022. We also employ a “closed system” strategy with our instruments, which allows only our assays, reagents and other consumables to be used by our instruments and further strengthens the predictability of our revenue. Finally, our typical customer contract length is approximately five years and we have benefitted from a good customer retention rate in recent years.

We manage our business geographically to better align with the market dynamics of the specific geographic region with our reportable segments being Americas, Europe, the Middle East and Africa (“EMEA”), and Greater China. We generate revenue primarily in the following lines of business:

Core:

•
Clinical Laboratories—Focused on (i) clinical chemistry, which is the measurement of target chemicals in bodily fluids for the evaluation of health and the clinical management of patients, (ii) immunoassay instruments, which test the measurement of proteins as they act as antigens in the spread of disease, antibodies in the immune response spurred by disease, or markers of proper organ function and health, and (iii) testing to detect and monitor disease progression across a broad spectrum of therapeutic areas, and includes grant revenue related to development of our COVID-19 antibody and antigen tests.
•
Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to ensure patient-donor compatibility in blood transfusions and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the U.S.

Non-core:

•
Other Product Revenue—Includes revenues primarily from contract manufacturing.
•
Collaboration and Other Revenue—Includes collaboration and license agreements pursuant to which we derive collaboration and royalty revenues.

All non-core revenue is recorded in the Americas segment for all periods presented.

Cost of revenue

The primary components of our cost of revenue are purchased materials, the overhead costs related to our manufacturing operations and direct labor associated with the manufacture of our instruments, assays, reagents and other consumables and depreciation of customer leased instruments. Cost of revenue excludes amortization of intangible assets.

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

Amortization of intangible assets

Amortization of intangible assets consists of the amortization of intangible assets primarily related to the acquisition of Ortho from Johnson & Johnson by Carlyle.

Other operating expense, net

The primary components of Other operating expense, net, are profit share expense related to our Joint Business and restructuring charges.

Interest expense, net

The primary components of Interest expense, net are interest charges and amortization of deferred financing charges related to our borrowings.

Tax indemnification expense (income), net

The primary components of Tax indemnification expense (income), net are gains and losses related to certain federal, state and foreign tax matters that relate to the period prior to the Acquisition and for which we have indemnification agreements. We are subject to income tax in approximately 35 jurisdictions outside the U.S. Our most significant operations outside the U.S. are located in China, France, Japan and the U.K. For these jurisdictions for which we have significant operations, the statute of limitations varies by jurisdiction, with 2013 being the oldest tax year still open. We are currently under audit in certain jurisdictions for tax years under the responsibility of Johnson & Johnson. Pursuant to the Acquisition Agreement, all tax liabilities related to these tax years will be indemnified by Johnson & Johnson.

Other expense (income), net

The primary components of Other expense (income), net are foreign currency related gains and losses, including unrealized gains and losses on intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries, and losses related to the early extinguishment of certain borrowings.

Impact of the initial public offering

Use of proceeds and impact of debt extinguishment

On February 1, 2021, we completed the IPO of our ordinary shares at a price of $17.00 per share. We issued and sold 76,000,000 ordinary shares in the IPO and issued and sold an additional 11,400,000 ordinary shares on February 4, 2021 pursuant to the full exercise of the underwriters’ option to purchase additional shares. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (the “IPO Registration Statement”), which was declared effective by the SEC on January 29, 2021. Our ordinary shares are listed on Nasdaq under the symbol “OCDX.” The offering, including proceeds from the full exercise of the underwriters’ option to purchase additional shares, generated net proceeds of $1,426.4 million after deducting underwriting discounts and commissions.

We used the net proceeds from the IPO (i) to redeem $160.0 million of our 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, (ii) to redeem $270.0 million of our 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium, (iii) to repay $892.7 million in aggregate principal amount of borrowings under our Dollar Term Loan Facility, and (iv) for working capital and general corporate purposes.

Incremental public company expenses

As a recently new public company, we have incurred significant expenses on an ongoing basis that we did not incur as a private company, including increased director and officer liability insurance expense, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations expenses. These costs will generally be included in Selling, marketing and administrative expenses in our audited consolidated statement of operations.

Stock-based compensation expense

On May 3, 2021, the Board of Directors approved the modifications to the vesting of restricted stock and Liquidity Event option awards held by certain current and former members of management in accordance with the 2014 Equity Incentive Plan, which governs these grants. As a result of the modification, we recorded additional stock-based compensation expense of $6.2 million during the fiscal year ended January 2, 2022. Furthermore, during the fiscal quarter ended April 4, 2021, the Board of Directors approved the share pool associated with our long-term equity incentive plan.

Underwritten secondary offering

In September 2021, we completed an underwritten secondary offering of 25.3 million ordinary shares held by a selling shareholder affiliated with Carlyle, including 3.3 million ordinary shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The ordinary shares sold in the secondary offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on September 9, 2021. We did not offer any ordinary shares in this transaction and did not receive any proceeds from the sale of the ordinary shares by the selling shareholder. We incurred costs of $1.1 million in relation to the secondary public offering for the fiscal year ended January 2, 2022, which were recorded in Selling, marketing and administrative expenses in our audited consolidated statement of operations.

Impact of the COVID-19 pandemic

In response to the global COVID-19 pandemic, we mobilized our research and development teams to bring to market COVID-19 antibody and antigen tests. Our COVID-19 antibody tests detect whether a patient has been previously infected by COVID-19 and our COVID-19 antigen test detects whether a patient is currently infected by COVID-19. We have received a combination of EUA from the FDA, authority to affix a CE Mark for sale in the E.U. and various other regulatory approvals globally for our COVID-19 antibody tests. We have also received authority to affix a CE Mark for sale in the E.U. and the FDA accepted our EUA for our COVID-19 antigen test. We sell these tests in various other markets globally and continue to work on gaining further regulatory approvals in other markets. All of our COVID-19 antibody and antigen tests run on our existing instruments.

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

During the fiscal quarter ended January 3, 2021, we started to experience a recovery in the base business of our core revenue, which continued through the fiscal year ended January 2, 2022. Additionally, since the fiscal quarter ended June 28, 2020, our results of operations were supplemented with revenue from sales of our COVID-19 antibody and antigen tests. However, starting in the fiscal quarter ended July 4, 2021, this supplemental revenue from sales of our COVID-19 antibody and antigen tests began to decline and continued to decline into the fourth quarter of fiscal year 2021. During the fiscal year ended January 2, 2022, we also continued to experience higher distribution costs due to higher shipping rates as a result of the COVID-19 pandemic, and beginning in the fiscal quarter ended October 3, 2021, we experienced some supply chain disruptions. These supply chain disruptions have resulted in shortages or delays in receipts for certain key components of our instruments and assays. Additionally, we have experienced distribution challenges, which has affected our ability to fulfill customer orders on a timely basis, including instrument placements. These supply chain and distribution challenges have impacted, and we expect will continue to impact, our results of operations and resulted in disruption to our business operations. We are continuously evaluating our supply chain to identify potential gaps and take steps to ensure continuity, including working closely with our primary suppliers of these components and pursuing additional suppliers for certain of these components, in order to maintain supply to our customers. We continue to monitor the potential impact of these issues on our business.

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

On September 9, 2021, President Biden issued the Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Executive Order”), which directs executive departments and agencies to ensure that contracts covered by the Executive Order require relevant federal contractors and subcontractors to mandate their employees to be fully vaccinated against COVID-19 by certain dates that continue to be extended by the government. The Executive Order has faced several legal challenges and on December 7, 2021, the U.S. District Court for the Southern District of Georgia issued a nationwide injunction blocking enforcement of the federal contractor mandate which was upheld by the Eleventh Circuit on December 17, 2021. We continue to monitor all court developments as well as impacts of requirements as it relates to any applicable contracts.

As the global COVID-19 pandemic is an ongoing matter, our future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

Results of operations

The discussion of our results of operations for fiscal year 2019 has been omitted from this Form 10-K but can be found in Item 7. Management’s Discussion and Analysis and Results of Operations in our Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission on March 18, 2021.

Net loss

Net loss for the fiscal year ended January 2, 2022 was $54.3 million compared to Net loss of $211.9 million for the fiscal year ended January 3, 2021, representing a decrease of $157.6 million. The decrease in Net loss was primarily due to higher Net revenue, primarily driven by growth of our base business, as well as a decrease in interest expense as a result of our debt pay down, and a decrease in other expense, primarily related to unrealized foreign currency losses in the prior year period. These impacts were partially offset by an increase in operating expenses, primarily Selling, marketing and administrative expenses.

Net revenue

Net revenue for the fiscal year ended January 2, 2022 increased by $276.6 million, or 15.7%, compared with the fiscal year ended January 3, 2021. Net revenue for the fiscal year ended January 2, 2022 included operational net revenue growth of 14.2% and a positive impact of 1.5% from foreign currency fluctuations, which was primarily driven by the weakening of the U.S. Dollar against a variety of currencies, primarily the Chinese Yuan, Euro and British Pound, partially offset by the strengthening of the Japanese Yen and Brazilian Real. The increase in revenues for the fiscal year ended January 2, 2022, excluding the impact of foreign currency exchange, was mainly driven by our Core lines of business, as we recorded higher revenues across all geographic regions of our Clinical Laboratories and Transfusion Medicine businesses.

The following table shows total Net revenue by line of business:

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	January 3, 2021	% Change
Clinical Laboratories	$1,350.4	$1,154.2	17.0%
Transfusion Medicine	664.3	580.6	14.4%
Core Revenue	2,014.7	1,734.8	16.1%
Other Product Revenue	6.2	8.5	(26.9)%
Collaboration and Other Revenue	21.9	22.9	(4.4)%
Non-Core Revenue	28.1	31.4	(9.8)%
Net Revenue	$2,042.8	$1,766.2	15.7%
Core revenue

Clinical Laboratories revenue for the fiscal year ended January 2, 2022 increased by $196.2 million, or 17.0%, compared with the fiscal year ended January 3, 2021, net of a decrease of $6.6 million from our COVID-19 antibody and antigen tests resulting from the deceleration of COVID-19 related testing year-over-year, primarily in the second half of the year. The increase included an operational net revenue growth of 15.4% and a positive impact of 1.6% from foreign currency fluctuations. The increase in Clinical Laboratories revenue was primarily due to higher reagent revenue, driven by the recovery of testing volumes in our base business and the growth of our installed base. The growth in the base business includes increases in revenues related to our chemistry slides and our wells, primarily our cardiac-related assays. Additionally, we recorded higher consumables and instrument sales across most regions, most notably in the Americas, and primarily related to our integrated clinical lab systems.

Transfusion Medicine revenue for the fiscal year ended January 2, 2022 increased by $83.7 million, or 14.4%, compared with the fiscal year ended January 3, 2021. This increase included operational net revenue growth of 13.1% and a positive impact of 1.3% from foreign currency fluctuations. The increase in Transfusion Medicine revenue, excluding the impact of foreign currency exchange, was primarily driven by strength in Donor Screening, including a new customer in our Donor Screening business in the U.S., as well as an increase in Immunohematology assays.

Non-core revenue

Other product revenue, related to our contract manufacturing business, decreased by $2.3 million for the fiscal year ended January 2, 2022 compared with the fiscal year ended January 3, 2021, due to the timing of satisfying certain performance obligations related to a contract manufacturing arrangement in the current fiscal period.

Collaboration and other revenue for the fiscal year ended January 2, 2022 decreased by $1.0 million compared with the fiscal year ended January 3, 2021. The decrease was primarily due to lower revenues related to our HCV/HIV license agreements, partially offset by an $8.5 million award from an arbitration proceeding related to one of our collaboration agreements recorded during the current year period.

Cost of revenue

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	% of Net Revenue	January 3, 2021	% of Net Revenue
Cost of revenue	$1,006.8	49.3%	$908.2	51.4%

The increase in Cost of revenue was primarily driven by the increase in revenues during the current year period. The decrease in Cost of revenue as a percentage of net revenue for the fiscal year ended January 2, 2022 compared with the fiscal year ended January 3, 2021 was primarily due to lower manufacturing costs and lower underutilized facility costs, as well as the impact of the previously mentioned award from an arbitration proceeding related to one of our collaboration agreements, partially offset by higher freight costs and unfavorable product mix.

Operating expenses

The following table provides a summary of certain operating expenses:

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	% of Net Revenue	January 3, 2021	% of Net Revenue
Selling, marketing and administrative expenses	$555.0	27.2%	$489.6	27.7%
Research and development expense	126.2	6.2%	112.9	6.4%
Amortization of intangible assets	133.4	6.5%	131.9	7.5%
Other operating expense, net	47.5	2.3%	35.3	2.0%

Selling, marketing and administrative expenses

Selling, marketing and administrative expenses were $555.0 million for the fiscal year ended January 2, 2022, or 27.2% of net revenue, as compared with $489.6 million for the fiscal year ended January 3, 2021, or 27.7% of net revenue, an increase of $65.4 million. The increase in Selling, marketing and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation, and increased distribution costs due to higher shipment volumes and higher shipping rates as a result of the ongoing global COVID-19 pandemic.

Research and development expense

Research and development expense was $126.2 million for the fiscal year ended January 2, 2022, or 6.2% of net revenue, as compared with $112.9 million for the fiscal year ended January 3, 2021, or 6.4% of net revenue, an increase of $13.3 million. The increase was primarily due to an increased investment in costs to develop new assays, as well as an increase in employee-related costs, partially offset by the $7.5 million up-front payment made to Quotient in the prior year period.

Amortization of intangible assets

Amortization of intangible assets was $133.4 million for the fiscal year ended January 2, 2022 as compared with $131.9 million for the fiscal year ended January 3, 2021. There were no significant changes in the composition of our intangible assets in the fiscal year ended January 2, 2022 compared to the fiscal year ended January 3, 2021.

Other operating expense, net

Other operating expense, net, was $47.5 million, or 2.3% of net revenue, for the fiscal year ended January 2, 2022, as compared with $35.3 million, or 2.0% of net revenue, for the fiscal year ended January 3, 2021, an increase of $12.2 million. The increase was primarily due to costs incurred of $7.0 million related to the acquisition of Ortho by Quidel and, to a lesser extent, higher profit share expense in the current year due to lower manufacturing costs related to our Joint Business.

Non-operating items

Interest expense, net

Interest expense, net was $146.0 million for the fiscal year ended January 2, 2022, compared with $198.2 million for the fiscal year ended January 3, 2021. The decrease of $52.2 million was primarily related to lower borrowings due to the use of the net proceeds from the IPO to (i) redeem $160.0 million of our 2025 Notes, (ii) redeem $270.0 million of our 2028 Notes, and (iii) repay $892.7 million in aggregate principal amount of borrowings under our Dollar Term Loan Facility.

Tax indemnification expense, net

Tax indemnification expense was $0.8 million for the fiscal year ended January 2, 2022, and was primarily related to the release of certain pre-acquisition U.S. state tax reserves. Tax indemnification expense was $31.2 million for the fiscal year ended January 3, 2021, and was primarily related to the release of certain tax reserves upon the settlement of certain U.S. federal and state tax matters, with an offsetting benefit recorded to income tax expense.

Other expense, net

Other expense, net was $53.1 million for the fiscal year ended January 2, 2022 and was comprised primarily of loss on early extinguishment of debt of $50.3 million, which was related to the use of proceeds from the IPO to redeem portions of our outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility.

Other expense, net was $84.2 million for the fiscal year ended January 3, 2021 and primarily related to $69.5 million of foreign currency losses, of which $68.2 million was unrealized, and loss on early extinguishment of the 2022 Notes of $12.6 million. The unrealized foreign currency losses are mainly related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries.

Provision for (benefit from) income taxes

During the fiscal year ended January 2, 2022, we incurred a loss before provision for income taxes of $26.0 million and recognized a provision for income taxes of $28.3 million, resulting in a negative effective tax rate of 109.0%. The effective tax rate differs from the U.S. federal statutory rate primarily due to (i) a net cost of $44.7 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances, (ii) a net benefit of $23.8 million related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate, and (iii) a net cost of $11.8 million for the tax expense associated with the remeasurement of deferred tax assets and liabilities due to the enactment of new tax rates, primarily in the U.K.

During the fiscal year ended January 3, 2021, we incurred a loss before benefit from income taxes of $225.3 million and recognized a benefit from income taxes of $13.4 million resulting in an effective tax rate of 5.9%. The effective tax rate for each period differs from the U.S. federal statutory rate primarily due to (i) a net cost of $63.8 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of a valuation allowance, (ii) a net benefit of $37.3 million related to a decrease in our pre-Acquisition reserves for uncertain tax positions due to the settlement of certain tax matters, (iii) partially offset by a net cost of $5.7 million related to an increase in certain post-Acquisition non-U.S. reserves for uncertain tax positions and (iv) a net benefit of $23.1 million for non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

Use of Non-GAAP Financial Measures

Reconciliation of Net Loss to Adjusted EBITDA

We believe that our financial statements and the other financial data included in this Annual Report on Form 10-K have been prepared in a manner that complies, in all material respects, with GAAP, and are consistent with current practice, with the exception of the inclusion of financial measures that differ from measures calculated in accordance with GAAP, including Adjusted EBITDA. Adjusted EBITDA consists of net loss before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense, and (ii) impacts of certain noncash, unusual or other items that are included in net loss that we do not consider indicative of our ongoing operating performance.

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

The following tables reconcile Net loss to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	January 3, 2021
Net loss	$(54.3)	$(211.9)
Interest expense, net	146.0	198.2
Provision for (benefit from) income taxes	28.3	(13.4)
Depreciation and amortization	328.1	325.9
Stock-based compensation (a)	22.2	8.6
Restructuring and severance-related costs (b)	8.2	11.7
Loss on extinguishment of debt	50.3	12.6
Arbitration award (c)	(7.4)	—
Quidel acquisition-related costs (d)	7.0	—
Tax indemnification expense, net (e)	0.8	31.2
Costs related to Ortho's initial public and secondary offerings (f)	5.4	7.8
EU medical device regulation transition costs (g)	4.0	4.3
Unrealized foreign currency exchange losses (h)	—	63.0
Other adjustments (i)	9.5	10.5
Adjusted EBITDA	$548.1	$448.5

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
(d)
Represents acquiree-related transaction costs related to the Business Combination Agreement with Quidel.
(e)
Represents the reversal of the impact of tax indemnification income with Johnson & Johnson, primarily related to certain state tax matters, for which we recorded a tax reserve and indemnification. These state tax matters primarily include the taxability of the sale of our assets on the Acquisition date from Johnson & Johnson.
(f)
Represents costs incurred in connection with our IPO and underwritten secondary offering.
(g)
European Medical Device Regulation costs represent incremental consulting costs and R&D manufacturing site costs for our previously registered products under the In Vitro Diagnostic Regulation (“IVDR”) to align existing, on-market products, with the revised expectations under the IVDR. IVDR is a replacement of the existing European In Vitro Diagnostics Directive regulatory framework, and manufacturers of currently marketed medical devices are required to comply with EU IVDR beginning in May 2022.
(h)
Represents noncash unrealized gains and losses resulting from the remeasurement of transactions denominated in foreign currencies primarily related to intercompany loans. Beginning in fiscal year 2021, we initiated programs to mitigate the impact of foreign currencies related to intercompany loans in our results, and such noncash net unrealized gains were approximately $33.0 million for the fiscal year ended January 2, 2022. We intend for these programs to mitigate the impact of foreign currency exchange rate fluctuations related to intercompany loans in current and future periods. Therefore, effective January 4, 2021, we no longer exclude non-cash unrealized gains and losses from Adjusted EBITDA.
(i)
Represents miscellaneous other adjustments related to unusual items impacting our results, including Principal Shareholder management fees of $3.0 million in each of the fiscal years ended January 2, 2022 and January 3, 2021; noncash derivative mark-to-market losses of $0.4 million and $1.5 million during the fiscal years ended January 2, 2022 and January 3, 2021, respectively; costs related to our executive leadership reorganization, initiated in fiscal year 2019, of $1.0 million and $3.5 million during the fiscal years ended January 2, 2022 and January 3, 2021, respectively; and other individually immaterial adjustments.

Segment Results

The key indicators that we monitor are as follows:

•
Net revenue – This measure is discussed in the section entitled “Key components of results of operations.”
•
Adjusted EBITDA – Adjusted EBITDA by reportable segment is used by our management to measure and evaluate the internal operating performance of our segments. It is also the basis for calculating certain management incentive compensation programs. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and also to evaluate performance under management incentive compensation programs.

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	January 3, 2021	% Change
Segment net revenue
Americas (1)	$1,228.9	$1,067.3	15.1%
EMEA	276.3	240.6	14.8%
Greater China	274.4	229.6	19.5%
Other	263.2	228.7	15.1%
Net revenue	$2,042.8	$1,766.2	15.7%
(1)
Americas segment revenue includes non-core revenue.

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	January 3, 2021	% Change
Segment Adjusted EBITDA
Americas	$516.6	$463.1	11.6%
EMEA	63.9	41.9	52.4%
Greater China	129.2	108.0	19.7%
Other	79.9	65.9	21.3%
Corporate	(241.5)	(230.4)	4.9%
Total Adjusted EBITDA	$548.1	$448.5	22.2%

Americas

Net revenue was $1,228.9 million for the fiscal year ended January 2, 2022 compared to net revenue of $1,067.3 million for the fiscal year ended January 3, 2021, including a decrease in sales of $10.0 million from our COVID-19 antibody and antigen tests. The increase of $161.6 million, or 15.1%, which included operational net revenue growth of 14.8% and a positive impact of 0.4% from foreign currency fluctuations, was primarily due to higher reagent and instrument revenues in our Clinical Laboratories business, a new customer in our Donor Screening business in the United States, grant revenue related to development of our COVID-19 antibody and antigen tests and an $8.5 million award from an arbitration proceeding related to one of our collaboration agreements.

Adjusted EBITDA was $516.6 million for the fiscal year ended January 2, 2022 compared to Adjusted EBITDA of $463.1 million for the fiscal year ended January 3, 2021. The increase of $53.5 million, or 11.6%, was primarily due to higher revenues, partially offset by increased employee-related costs.

EMEA

Net revenue was $276.3 million for the fiscal year ended January 2, 2022 compared to net revenue of $240.6 million for the fiscal year ended January 3, 2021, including incremental sales of $4.6 million from our COVID-19 antibody and antigen tests. The increase of $35.7 million, or 14.8%, which included operational net revenue growth of 11.5% and a positive impact of 3.4% from foreign currency fluctuations, was primarily due to higher reagent revenue and, to a lesser extent, instrument sales in our Clinical Laboratories business, and higher reagent revenue in our Immunohematology business.

Adjusted EBITDA was $63.9 million for the fiscal year ended January 2, 2022 compared to Adjusted EBITDA of $41.9 million for the fiscal year ended January 3, 2021. The increase of $22.0 million, or 52.4%, was primarily due to higher revenues, partially offset by increased employee-related costs.

Greater China

Net revenue was $274.4 million for the fiscal year ended January 2, 2022 compared to net revenue of $229.6 million for the fiscal year ended January 3, 2021. The increase of $44.8 million, or 19.5%, which included operational net revenue growth of 12.3% and a positive impact of 7.2% from foreign currency fluctuations, was primarily due to higher reagent revenue in both our Clinical Laboratories and Immunohematology businesses, partially offset by lower instrument sales in our Clinical Laboratories business.

Adjusted EBITDA was $129.2 million for the fiscal year ended January 2, 2022 compared to Adjusted EBITDA of $108.0 million for the fiscal year ended January 3, 2021. The increase of $21.2 million, or 19.7%, was primarily due to higher revenues, partially offset by increased employee-related costs and government subsidies received in the prior year period.

Other

Net revenue was $263.2 million for the fiscal year ended January 2, 2022 compared to net revenue of $228.7 million for the fiscal year ended January 3, 2021. The increase of $34.5 million, or 15.1%, which included operational net revenue growth of 16.2% and a negative impact of 1.1% from foreign currency fluctuations, was primarily due to higher reagent revenue in our Clinical Laboratories and Transfusion Medicine businesses.

Adjusted EBITDA was $79.9 million for the fiscal year ended January 2, 2022 compared to Adjusted EBITDA of $65.9 million for the fiscal year ended January 3, 2021. The increase of $14.0 million, or 21.3%, was primarily due to higher revenues, partially offset by increased employee-related and distribution costs.

Liquidity and capital resources

As of January 2, 2022 and January 3, 2021, we had $309.7 million and $132.8 million of Cash and cash equivalents, respectively. As of January 2, 2022 and January 3, 2021, $157.5 million and $108.8 million, respectively, of these Cash and cash equivalents were maintained in non-U.S. jurisdictions, primarily held in foreign currencies. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

Notwithstanding the foregoing, until the Quidel Effective Time (as defined in the Business Combination Agreement) or termination of the Business Combination Agreement in accordance with its terms, subject to certain specified exceptions, we are subject to a variety of restrictions as specified under the Business Combination Agreement. Unless Quidel approves in writing (which approval will not be unreasonably withheld, conditioned or delayed, subject to certain exceptions), we may not, among other things, engage in another merger, restructuring or reorganization; incur indebtedness for borrowed money or issued debt securities, except for borrowing in amounts not to exceed $25 million in the aggregate (including pursuant to drawdowns of credit facilities outstanding on the date of the Business Combination Agreement) (excluding with respect to financing required in order to consummate the Combinations); or lease, license, transfer, exchange or swap, mortgage, pledge, abandon, allow to lapse or otherwise dispose of any of our assets, except for dispositions individually or in the aggregate that have a fair market value of less than $25 million, transactions between us and any of our subsidiaries, or in the ordinary course of business.

Historical cash flows

The following table presents a summary of our net cash inflows (outflows) for the periods shown

	Fiscal Year Ended
(Dollars in millions)	January 2, 2022	January 3, 2021
Net cash provided by operating activities	$286.6	$46.1
Net cash used in investing activities	(43.6)	(45.4)
Net cash (used in) provided by financing activities	(74.7)	55.8

Fiscal year ended January 2, 2022

Net cash flows provided by operating activities

Net cash provided by operating activities was $286.6 million for the fiscal year ended January 2, 2022. Factors resulting in Cash provided by operating activities included strong collections on Accounts receivable, as well as the impact of our new receivables purchase agreement, cash inflows from earnings before interest, taxes, depreciation and amortization expense, and increase Accounts payable and accrued expenses. These increases were partially offset by the payment of interest on borrowings of $132.1 million and increased investments in inventories of $139.5 million, which includes $106.3 million of instrument inventories that were transferred from Inventories to Property, plant and equipment, net, related to customer leased instruments.

Net cash flows used in investing activities

Net cash used in investing activities was $43.6 million for the fiscal year ended January 2, 2022. The primary factor resulting in Cash used in investing activities was Purchases of property, plant and equipment during the fiscal year ended January 2, 2022 of $58.4 million, partially offset by proceeds of $15.2 million related to the net settlement of our terminated cross currency swaps.

Net cash flows used in financing activities

Net cash used in financing activities was $74.7 million for the fiscal year ended January 2, 2022. During the fiscal year ended January 2, 2022, payments on long-term borrowings of $1,423.0 million and payments on short-term borrowings, net of $82.0 million, including the repayment of the outstanding balance of our Financing Program, were partially offset by net proceeds from our initial public offering of $1,426.4 million.

Fiscal year ended January 3, 2021

Net cash flows provided by operating activities

Net cash provided by operating activities was $46.1 million for the fiscal year ended January 3, 2021. Factors resulting in cash provided by operating activities included cash inflows from earnings before interest, taxes, depreciation and amortization expense and other noncash items and lower Accounts receivable of $33.3 million, partially offset by interest paid on borrowings of $191.8 million, net investment in Inventories of $152.0 million, which includes $132.3 million of instrument inventories that were transferred from Inventories to Property, plant and equipment, net. Net cash provided by operating activities for fiscal year 2020 decreased $96.9 million compared to fiscal year 2019 primarily due to the impact of the global pandemic.

Net cash flows used in investing activities

Purchases of property, plant and equipment during the fiscal year ended January 3, 2021 were $44.1 million. As of January 3, 2021 and December 29, 2019, Accounts payable and Accrued liabilities included amounts related to purchases of Property, plant and equipment and capitalized internal-use software costs, which totaled $11.4 million and $14.1 million, respectively. In addition to the capital expenditures of $44.1 million, we made noncash transfers of $132.3 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.

Net cash flows provided by financing activities

During the fiscal year ended January 3, 2021, net proceeds from the issuance of the 2025 Notes, 2028 Notes and Euro Term Loan Facility of $1,421.0 million were offset by payments on the 2022 Notes of $1,363.5 million. Net payments on short-term borrowings were $3.5 million.

Debt capitalization

The following table details our debt outstanding as of January 2, 2022 and January 3, 2021:

(Dollars in millions)	January 2, 2022	January 3, 2021
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$2,185.5
Euro Term Loan Facility	335.8	408.9
Revolving Credit Facility	—	—
2028 Notes	405.0	675.0
2025 Notes	240.0	400.0
Accounts Receivable Financing	—	75.0
Sale and Leaseback Financing	—	20.5
Finance lease obligation	0.7	1.0
Other short-term borrowings	—	0.9
Other long-term borrowings	2.6	3.9
Unamortized deferred financing costs	(21.4)	(40.9)
Unamortized original issue discount	(5.3)	(11.3)
Total borrowings	2,250.2	3,718.5
Less: Current portion	(63.4)	(160.0)
Long-term borrowings	$2,186.7	$3,558.5

As of January 2, 2022 and January 3, 2021, there were no outstanding borrowings under the Revolving Credit Facility. As of January 2, 2022 and January 3, 2021, letters of credit issued under the Revolving Credit Facility totaled $46.3 million and $37.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $453.7 million and $312.5 million as of January 2, 2022 and January 3, 2021, respectively. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements or require us to remain below a specific credit coverage threshold. We believe that we are and will continue to be in compliance with these covenants.

On February 5, 2021, we entered into a fifth amendment of our Credit Agreement (as amended, the “Credit Agreement”) governing our Senior Secured Credit Facilities, which increased the Revolving Credit Facility contained in the credit agreement by $150.0 million to an aggregate amount of $500.0 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the fifth amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing Indebtedness (as defined in the Credit Agreement) with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500.0 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. On December 24, 2021, we entered into a sixth amendment to the Senior Secured Credit Facilities to account for the cessation of LIBOR for Sterling, Euros and Japanese Yen and the alternative replacement rates with respect to such currencies, as applicable. All other terms of the Senior Secured Credit Facilities remain substantially the same except as otherwise amended by the fifth and sixth amendments.

On February 5, 2021 and February 9, 2021, we used a portion of the proceeds from our IPO to repay $706.6 million and $186.1 million, respectively, of borrowings under the Dollar Term Loan Facility. In aggregate, we repaid $892.7 million of borrowings under the Dollar Term Loan Facility.

As of January 2, 2022 and January 3, 2021, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $8.1 million and $17.3 million, respectively. As of January 2, 2022 and January 3, 2021, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $3.6 million and $4.6 million, respectively. As of January 2, 2022 and January 3, 2021, the remaining unamortized balance related to the Revolving Credit Facility was $2.7 million and $3.4 million, respectively. The effective interest rate of the Term Loan as of January 2, 2022 is 5.74%.

On January 27, 2020, we issued $675.0 million aggregate principal amount of 7.250% Senior Notes due 2028, on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are our senior unsecured obligations and the 2028 Notes and the guarantees rank equally in right of payment with all of the Lux Co-Issuer’s and U.S. Co-Issuer’s (together, the “Issuers”) and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of our non-guarantor subsidiaries. We incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes. On February 5, 2021, we used a portion of the proceeds from our IPO to redeem $270.0 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million during the fiscal year ended January 2, 2022, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of redemption premium.

Concurrent with the issuance of the 2028 Notes, we entered into a $350.0 million U.S. dollar equivalent swap to Japanese Yen-denominated interest at a weighted average rate of 5.56%, for a five-year term. We terminated the cross currency swaps on April 1, 2021 and received $12.8 million of cash from net settlement in the fiscal year ended January 2, 2022.

On June 11, 2020, we issued $400.0 million aggregate principal amount of 7.375% Senior Notes due 2025 on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and the guarantees thereof are our unsecured obligations and the 2025 Notes and the guarantees thereof rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes. The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. We incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes. On February 5, 2021, we used a portion of the proceeds from our IPO to redeem $160.0 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $14.5 million for the fiscal year ended January 2, 2022, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of redemption premium.

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

During the fiscal year ended January 3, 2016, we announced that we will outsource its equipment manufacturing operations in Rochester, New York and refurbishment operations in Neckargemund, Germany to a third-party contract manufacturing company. These initiatives were substantially completed during the fiscal year ended December 29, 2019, with total cumulative charges incurred of $75.4 million. We made cash payments of $6.5 million during the fiscal year ended January 3, 2021, and made cumulative cash payments of $71.1 million as of January 2, 2022.

During the fiscal year ended December 30, 2018, we announced that we will transfer certain production lines among facilities in order to achieve operational and cost efficiencies. These initiatives were substantially completed during fiscal 2021. We incurred net charges of $19.5 million cumulative to date comprised of $13.3 million in accelerated depreciation and $6.2 million in severance and other facility related costs. We have made cumulative cash payments of $15.4 million related to these initiatives, including $9.4 million cumulative to date for capital expenditures through January 2, 2022.

For additional information on our restructuring activities, see Note 12–Restructuring costs to our audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K.

Outlook

Short-term liquidity outlook

We expect that our cash and cash equivalents, cash flows from operations and amounts available under the Revolving Credit Facility will be sufficient to meet debt service requirements, working capital requirements, and capital expenditures for the next 12 months from the issuance of these audited consolidated financial statements. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the fiscal year ended January 2, 2022, we transferred $106.3 million of instrument inventories from Inventories to Property, plant and equipment, further increasing our investment in property, plant and equipment. We currently estimate that we will transfer additional instrument inventories of approximately $135 million during fiscal year 2022.

We expect to make contributions of $1.9 million to our defined benefit plans in fiscal 2022. The amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate pension contributions beyond fiscal 2022. See Note 14–Long-term employee benefits to our audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K for further discussion of our defined benefit plans.

As of January 2, 2022, we had approximately $232.4 million of purchase obligations, which includes agreements to purchase goods or services that is enforceable and legally binding, and that specifies all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transaction. We expect the majority of the payments related to these purchase obligations to be made during fiscal year 2022.

We entered into a consulting services agreement with an affiliate of Carlyle, which was amended on October 15, 2020. The agreement terminates upon the earlier of (i) the second anniversary of our IPO and (ii) the date that Carlyle collectively and beneficially owns, directly or indirectly, less than ten percent (10%) of our outstanding voting securities. For a description of the agreement and our obligations, see Note 20–Related party transactions to our audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K.

As of January 2, 2022, the total undiscounted future payments we expect to make in connection with our operating lease agreements was $30.7 million. Approximately $13.7 million of these payments are expected to be made in fiscal year 2022. See Note 10–Leases to our audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K for further discussion.

Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund continuing operations for the next 12 months from the issuance of these audited consolidated financial statements. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements and require us to remain below a specific credit coverage threshold. Our credit agreement has a financial covenant (ratio of Net First Lien Secured Debt to Adjusted EBITDA not to exceed 5.5-to-1, subject to a 50 basis point step-down on September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date. As of January 2, 2022, we had no outstanding borrowings under our Revolving Credit Facility. Due to the current economic and business uncertainty resulting from the ongoing COVID-19 pandemic, from time to time we may borrow from our Revolving Credit Facility, if needed, during fiscal year 2022. We believe that we will continue to comply with the financial covenant for the next 12 months. In the event we do not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the Revolving Credit Facility. If the lenders on the Revolving Credit Facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness. We believe that we will continue to be in compliance with these covenants. However, should it become necessary, we may seek to raise additional capital within the next 12 months through borrowings on credit facilities, other financing activities and/or the private sale of equity securities.

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

We have milestone payment obligations to partners and suppliers which are contingent on regulatory approval. Future launch-related milestone payments of up to $60.0 million may be owed to Quotient for MosaiQ; however, the future timing of when such payments would be made, if ever, is unclear at this time. See Note 13–Collaborations and other relationships to our audited consolidated financial statements for further discussion of the Quotient relationship.

As of January 2, 2022, we had approximately $27.9 million of uncertain tax positions, not including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 16–Income taxes to our audited consolidated financial statements for further discussion of our tax obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in Part 1, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Recent accounting pronouncements

Information regarding new accounting pronouncements is included in Note 3–Summary of significant accounting policies to the audited consolidated financial statements set forth in “Part IV Item 15. Exhibits, Financial Statements Schedules” of this Annual Report on Form 10-K.

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

We periodically review inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, we make assumptions about the future demand for and market value of the inventory and based upon these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and the net realizable value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our earnings.

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

We estimate the fair value of our reporting units by using forecasts of discounted future cash flows and peer market multiples. The inputs utilized in these analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

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

Fair value of our ordinary shares—Prior to our initial public offering in January 2021, the valuation of our ordinary shares was determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We considered numerous objective and subjective factors to determine our best estimate of the fair value of our ordinary shares, including but not limited to, the following factors:

•
the fact that we were a private company with illiquid securities;
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

Interest rate risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest exposure will relate to outstanding amounts under our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $2,325.0 million under the Dollar Term Loan Facility, €337.4 million under the Euro Term Loan Facility and $500.0 million under our Revolving Credit Facility. Assuming our Senior Secured Credit Facilities are fully drawn (and to the extent that LIBOR is in excess of the 0.00% floor rate of our Senior Secured Credit Facilities), each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our Senior Secured Credit Facilities by approximately $2.6 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Senior Secured Credit Facilities, see Part 1, Item 1A “Risk Factors—Risks related to our indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.”

We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. As of January 2, 2022, we have an interest rate cap agreement to hedge our interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities with an interest rate cap amount of 3.5%, with caplets that mature through December 31, 2023.

We have also entered into an interest rate swap agreement, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.635% and receive a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month through December 31, 2023. As of January 2, 2022, the notional amount of the interest rate swap was $1,500 million.

The notional value of these instruments is expected to be $1,000 million in fiscal 2022 and $500 million in fiscal 2023.

Foreign exchange rates risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 50% of our revenue for the fiscal year ended January 2, 2022 outside the U.S. For translation of operations in non-U.S. dollar currencies, the local currency of most entities is the functional currency. Our foreign assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rate for each relevant period. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $17.5 million for the fiscal year ended January 2, 2022. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive gain of $59.4 million for the fiscal year ended January 3, 2021. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $0.9 million for the fiscal year ended December 29, 2019. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.

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

Like many multi-national companies, we have exposure to the British Pound. We are negatively impacted by a lower British Pound exchange rate from translation impact when compared to the U.S. dollar, but we also benefit from expenses denominated in British Pound, as well as some cross-border transactions at a lower exchange rate. The magnitude of the impact is dependent on our business volumes in the U.K., forward contract hedge positions, cross currency volume and the exchange rate.

Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. During the fiscal year ended January 2, 2022, we recorded foreign currency exchange losses of $2.3 million. During the fiscal year ended January 3, 2021, we recorded net foreign currency exchange losses of $69.5 million. During the fiscal year ended December 29, 2019, we recorded net foreign currency exchange gains of $10.5 million. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We may enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.

Foreign exchange risk is also managed through the use of foreign currency debt. As of January 2, 2022, €260.0 million ($296.0 million) of our senior secured Euro Term Loan Facility has been designated as, and is effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt instruments are included in foreign currency translation adjustments within accumulated other comprehensive income.

We have entered into foreign-currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with total notional amount of $638.2 million as of January 2, 2022, with maturity dates through October 2022. Foreign-currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of January 2, 2022 and the unrealized gain of $1.4 million is reported as a component of other comprehensive income, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual losses upon settlement of $2.3 million were recognized in earnings during the fiscal year ended January 2, 2022.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, our CEO and CFO have concluded that as of the date of this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference. As defined in Rule 12b-2 of the Exchange Act, we meet the criteria to be a non-accelerated filer in connection with the preparation of the consolidated financial statements as of January 2, 2022 and, therefore, we are not required to include, and have not included, an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and corporate governance will be set forth in our definitive proxy statement in connection with our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) or, alternatively, an amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement or an amendment to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item will be set forth in our Proxy Statement or, alternatively, an amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement or an amendment to this Annual Report on Form 10-K.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all employees, executive officers and directors that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the Code of Conduct. The Code of Conduct is available on our website, www.orthoclinicaldiagnostics.com. The information available on or through our website is not part of this Annual Report on Form 10-K. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement or an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement or an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement or an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in our Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report, under the caption “Independent Registered Public Accounting Firm”, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement or an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 89 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated December 22, 2021, by and among Ortho Clinical Diagnostics Holdings plc, Quidel Corporation and the other parties named therein	8-K	001-39956	2.1	December 23, 2021

3.1	Articles of Association of Ortho Clinical Diagnostics Holdings plc	8-K	001-39956	3.1	February 4, 2021

4.1	Indenture, dated as of January 27, 2020, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A. and Wilmington Trust, National Association, as trustee	S-1	333-251875	4.1	January 4, 2021

4.2	Indenture, dated as of June 11, 2020, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A. and Wilmington Trust, National Association, as trustee	S-1	333-251875	4.2	January 4, 2021

4.3	Form of Share Certificate for Ordinary Shares	S-1/A	333-251875	4.3	January 19, 2021

4.4	Description of Ortho Clinical Diagnostics Holdings plc’s Securities	10-K	001-39956	4.4	March 19, 2021

10.1	Amended and Restated Consulting Services Agreement, dated as of October 15, 2020	S-1	333-251875	10.1	January 4, 2021

10.2	Principal Shareholders Agreement, dated as of January 25, 2021, by and among Ortho Clinical Diagnostics Holdings plc and the other parties named therein	10-K	001-39956	10.2	March 19, 2021

10.3^	Shareholders Agreement of Ortho Clinical Diagnostics Holdings plc, dated as of January 25, 2021, by and among Ortho Clinical Diagnostics Holdings plc and the other parties named therein	10-K	001-39956	10.3	March 19, 2021

10.4	Credit Agreement, dated as of June 30, 2014, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	S-1	333-251875	10.4	January 4, 2021

10.5	Amendment No. 1 to the Credit Agreement, dated as of June 6, 2017, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent, collateral agent and first amendment incremental term lender	S-1	333-251875	10.5	January 4, 2021

10.6	Amendment No. 2 to the Credit Agreement, dated as of June 8, 2018, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	S-1	333-251875	10.6	January 4, 2021

10.7	Amendment No. 3 to the Credit Agreement, dated as of January 7, 2020, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	S-1	333-251875	10.7	January 4, 2021

10.8	Amendment No. 4 to the Credit Agreement, dated as of January 27, 2020, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	S-1	333-251875	10.8	January 4, 2021

10.9	Amendment No. 5 to the Credit Agreement, dated as of February 9, 2021, by and among Ortho-Clinical Diagnostics, Inc., Ortho-Clinical Diagnostics S.A., Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	333-39956	10.1	February 9, 2021

10.9**	Ortho-Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan	S-1	333-251875	10.9	January 4, 2021

10.10**	Form of Stock Option Agreement for awards granted before December 2019 under the Ortho-Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan	S-1	333-251875	10.10	January 4, 2021

10.11**	Form of Stock Option Agreement for awards granted on and after December 2019 under the Ortho- Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan	S-1	333-251875	10.11	January 4, 2021

10.12**	Form of Restricted Stock Agreement for awards granted to non-employee directors under the Ortho-Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan	S-1	333-251875	10.12	January 4, 2021

10.13**	Restricted Stock Agreement under the Ortho-Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan, dated December 12, 2019 between Ortho-Clinical Diagnostics Bermuda Co. Ltd. And Christopher Smith	S-1	333-251875	10.13	January 4, 2021

10.14**	Restricted Stock Agreement under the Ortho-Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan, dated September 30, 2020 between Ortho-Clinical Diagnostics Bermuda Co. Ltd. And Christopher Smith	S-1	333-251875	10.14	January 4, 2021

10.15**	Restricted Stock Unit Agreement under the Ortho-Clinical Diagnostics Bermuda Co. Ltd. 2014 Equity Incentive Plan, dated December 15, 2020 between Ortho-Clinical Diagnostics Bermuda Co. Ltd. And Robert Yates	S-1	333-251875	10.15	January 4, 2021

10.16**	Ortho Clinical Diagnostics Holdings plc 2021 Incentive Award Plan	S-8	333-252749	10.1	February 9, 2021

10.17**	Amended and Restated Employment Agreement, dated January 18, 2021, by and between Ortho-Clinical Diagnostics Bermuda Co. Ltd. and Christopher Smith	S-1	333-251875	10.17	January 19, 2021

10.18**	Offer Letter, dated June 30, 2020, by and between Ortho-Clinical Diagnostics, Inc. and Joseph M. Busky	S-1	333-251875	10.18	January 4, 2021

10.19**	Enhanced Minimum Severance Letter, dated June 30, 2020, from Ortho-Clinical Diagnostics, Inc. to Joseph M. Busky	S-1	333-251875	10.19	January 4, 2021

10.20**	Offer Letter, dated August 13, 2015, by and between Ortho-Clinical Diagnostics, Inc. and Michael Iskra	S-1	333-251875	10.20	January 4, 2021

10.21**	Offer Letter, dated January 24, 2020, by and between Ortho-Clinical Diagnostics, Inc. and Chockalingam Palaniappan	S-1	333-251875	10.21	January 4, 2021

10.22**	Enhanced Minimum Severance Letter from Ortho-Clinical Diagnostics, Inc. to Chockalingam Palaniappan	S-1	333-251875	10.22	January 4, 2021

10.23**	Employment Agreement, dated May 22, 2014, by and between Ortho-Clinical Diagnostics Bermuda Co. Ltd (f/k/a Crimson Bermuda Co. Ltd.) and Michael Schlesinger	S-1	333-251875	10.23	January 4, 2021

10.24**	Ortho Clinical Diagnostics Excess Plan	S-1	333-251875	10.24	January 4, 2021

10.25**	First Amendment to Ortho Clinical Diagnostics Excess Plan	S-1	333-251875	10.25	January 4, 2021

10.26**	Form of Director and Officer Deed of Indemnity of Ortho Clinical Diagnostics Holdings plc	S-1	333-251875	10.26	January 4, 2021

10.27**	Form of Director and Officer Indemnification Agreement of U.S. Crimson Acquisition Inc.	S-1	333-251875	10.27	January 4, 2021

10.28**	Severance letter agreement with Michael Iskra dated May 2021	8-K	001-39956	99.1	May 25, 2021

10.29	Receivables purchase agreement, dated as of June 11, 2021, by and among Ortho-Clinical Diagnostics FinanceCo I, LLC, as seller, Ortho-Clinical Diagnostics, Inc., as master servicer, Wells Fargo Bank, N.A., as administrative agent, and certain purchasers party thereto	8-K	001-39956	10.1	June 15, 2021

10.30	Stockholders Agreement, dated December 22, 2021, by and among Ortho Clinical Diagnostics plc, Coronado Topco, Inc., Quidel Corporation and Carlyle Partners VI Cayman Holdings, L.P.	8-K	001-39956	10.1	December 23, 2021

10.31	Letter Agreement, dated December 22, 2021, by and between Ortho Clinical Diagnostics Holdings plc and Carlyle Partners VI Cayman Holdings, L.P.	8-K	001-39956	10.2	December 23, 2021

10.32	Form of Irrevocable Undertaking	8-K	001-39956	10.3	December 23, 2021

21.1	Subsidiaries of the Registrant	S-1	333-251875	21.1	January 19, 2021

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed Herewith

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished Herewith

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed Herewith

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

** Denotes management contract or compensatory plan or arrangement.

† Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Ortho Clinical Diagnostics Holdings plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

^ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 7, 2022	By:	/s/ Christopher M. Smith
Christopher M. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 7, 2022.

Name	Title

/s/ Christopher M. Smith	Chairman and Chief Executive Officer
Christopher M. Smith	(Principal Executive Officer)

/s/ Joseph M. Busky	Chief Financial Officer
Joseph M. Busky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Karen H. Bechtel	Director
Karen H. Bechtel

/s/ / Evelyn Dilsaver	Director
Evelyn Dilsaver

/s/ Allan Holt	Director
Allan Holt

/s/ Carl Hull	Director
Carl Hull

/s/ Ron Labrum	Director
Ron Labrum

/s/ Thomas Mac Mahon	Director
Thomas Mac Mahon

/s/ David Perez	Director
David Perez

/s/ Robert R. Schmidt	Director
Robert R. Schmidt

/s/ Stephen H. Wise	Director
Stephen H. Wise

/s/ Robert Yates	Director
Robert Yates

Management’s Report on Internal Control Over Financial Reporting

Management of Ortho Clinical Diagnostics Holdings plc and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2022. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of January 2, 2022, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ortho Clinical Diagnostics Holdings plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ortho Clinical Diagnostics Holdings plc and its subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in shareholders' equity (deficit) and of cash flows for each of the three years in the period ended January 2, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Product Revenue Recognition – Consumable Supplies and Test Kits for Equipment

As described in Note 3 to the consolidated financial statements, revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or consideration the Company expects to receive for transferring the goods or providing services, is determinable; and the Company has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. Product revenue includes sales of consumable supplies and test kits for equipment, sales and leases of instruments, as well as services related thereto. Revenue from sales of consumable supplies and test kits is generally recognized upon shipment or delivery based on the contractual shipping terms of the respective customer contract. Net revenue totaled $2,042.8 million for the year ended January 2, 2022, of which a majority is related to product revenue for the sale of consumable supplies and test kits for equipment.

The principal consideration for our determination that performing procedures relating to product revenue recognition - consumable supplies and test kits for equipment is a critical audit matter is the high degree of auditor effort in performing procedures related to the Company’s product revenue recognition for the sale of consumable supplies and test kits for equipment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of revenue for a sample of transactions by obtaining and inspecting source documents, including invoices, customer purchase orders, customer master supply agreements, shipping documents and cash receipts from customers, as applicable, related to product revenue for the sale of consumable supplies and test kits for equipment.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 7, 2022

We have served as the Company’s auditor since 2013.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Operations

(In millions, except per share data)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net revenue	$2,042.8	$1,766.2	$1,801.5
Cost of revenue	1,006.8	908.2	922.4
Selling, marketing and administrative expenses	555.0	489.6	515.1
Research and development expense	126.2	112.9	98.0
Amortization of intangible assets	133.4	131.9	131.7
Other operating expense, net	47.5	35.3	48.8
Income from operations	173.9	88.3	85.5
Interest expense, net	146.0	198.2	231.4
Tax indemnification expense	0.8	31.2	29.2
Other expense, net	53.1	84.2	5.7
Loss before provision for (benefit from) income taxes	(26.0)	(225.3)	(180.8)
Provision for (benefit from) income taxes	28.3	(13.4)	(23.9)
Net loss	$(54.3)	$(211.9)	$(156.9)
Basic and diluted net loss per ordinary share	$(0.24)	$(1.45)	$(1.08)
Basic and diluted weighted-average ordinary shares outstanding	228.2	146.3	145.5

The accompanying notes are an integral part of these consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Comprehensive Loss

(In millions)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net loss	$(54.3)	$(211.9)	$(156.9)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(17.5)	59.4	(0.9)
Foreign currency derivatives	6.6	(7.6)	2.1
Interest rate derivatives	34.4	(48.1)	(17.6)
Pension and other postemployment benefits	1.2	(0.2)	(3.3)
Other comprehensive income (loss), before tax	24.7	3.5	(19.7)
Income tax benefit related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	24.7	3.5	(19.7)
Comprehensive loss	$(29.6)	$(208.4)	$(176.6)

The accompanying notes are an integral part of these consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Balance Sheets

(In millions, except share and per share data)

	January 2, 2022	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$309.7	$132.8
Accounts receivable (net of allowance for credit losses of $8.6 and $9.8, respectively)	257.2	318.7
Inventories	305.4	278.7
Other current assets	139.4	127.0
Total current assets	1,011.7	857.2
Property, plant and equipment, net	791.4	832.0
Goodwill	573.6	580.1
Intangible assets, net	879.2	1,016.7
Deferred income taxes	9.7	8.0
Other assets	98.2	107.5
Total assets	$3,363.8	$3,401.5
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$181.0	$146.2
Accrued liabilities	299.6	284.7
Deferred revenue	34.5	35.5
Current portion of borrowings	63.4	160.0
Total current liabilities	578.5	626.4
Long-term borrowings	2,186.7	3,558.5
Employee-related obligations	37.1	39.3
Other liabilities	78.9	120.8
Deferred income taxes	72.1	67.3
Total liabilities	2,953.3	4,412.3
Commitments and contingencies (Note 21)
Shareholders’ Equity (Deficit):
Preferred Redeemable shares, $1.39 nominal value per share, 50,000 and no shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively	0.1	—
Ordinary shares, $0.00001 par value, 1,000,000,000 shares authorized, 237,203,879 and 147,295,511 shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively	—	—
Additional paid-in capital	2,425.9	975.1
Accumulated deficit	(1,971.8)	(1,917.5)
Accumulated other comprehensive loss	(43.7)	(68.4)
Total shareholders’ equity (deficit)	410.5	(1,010.8)
Total liabilities and shareholders’ equity (deficit)	$3,363.8	$3,401.5

The accompanying notes are an integral part of the consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(In millions)

	Preferred redeemable shares issued	Preferred redeemable shares par value	Ordinary shares issued	Ordinary shares par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 30, 2018	—	$—	145,173,489	$—	$946.4	$(1,548.9)	$(52.2)	$(654.7)
Net loss	—	—	—	—	—	(156.9)	—	(156.9)
Exercise of stock options, net of shares retained for taxes	—	—	952,161	—	—	—	—	—
Restricted stock grant, net of shares retained for taxes	—	—	342,895	—	—	—	—	—
Share repurchases	—	—	(30,971)	—	(0.3)	—	—	(0.3)
Recognition of stock-based compensation	—	—	—	—	18.6	—	—	18.6
Impact from adoption of ASU 2017-12	—	—	—	—	—	0.2	(0.2)	—
Pension and other postemployment benefits, net of tax of $0.0	—	—	—	—	—	—	(3.3)	(3.3)
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	2.1	2.1
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	(17.4)	(17.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.9)	(0.9)
Balance as of December 29, 2019	—	$—	146,437,574	$—	$964.7	$(1,705.6)	$(71.9)	$(812.8)
Net loss	—	—	—	—	—	(211.9)	—	(211.9)
Exercise of stock options, net of shares retained for taxes	—	—	486,629	—	1.8	—	—	1.8
Restricted stock grant, net of shares retained for taxes	—	—	371,308	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	8.6	—	—	8.6
Pension and other postemployment benefits, net of tax of $0.0	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	(7.6)	(7.6)
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	(48.1)	(48.1)
Foreign currency translation adjustments	—	—	—	—	—	—	59.4	59.4
Balance as of January 3, 2021	—	$—	147,295,511	$—	$975.1	$(1,917.5)	$(68.4)	$(1,010.8)
Net loss	—	—	—	—	—	(54.3)	—	(54.3)
Issuance of ordinary shares upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	87,400,000	—	1,415.2	—	—	1,415.2
Issuance of incorporation shares consisting of ordinary share and preferred redeemable shares	50,000	0.1	1		—	—	—	0.1
Exercise of stock options, net of shares retained for taxes	—	—	2,183,744	—	13.1	—	—	13.1
Restricted stock grant, net of shares retained for taxes	—	—	324,623	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	22.5	—	—	22.5
Pension and other postemployment benefits, net of tax of $0.0	—	—	—	—	—	—	1.2	1.2
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	6.6	6.6
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	34.4	34.4
Foreign currency translation adjustments	—	—	—	—	—	—	(17.5)	(17.5)
Balance as of January 2, 2022	50,000	$0.1	237,203,879	$—	$2,425.9	$(1,971.8)	$(43.7)	$410.5

The accompanying notes are an integral part of these consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash Flows from Operating Activities:
Net loss	$(54.3)	$(211.9)	$(156.9)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	328.1	325.9	327.5
Unrealized and non-cash foreign exchange (gains) losses, net	(13.2)	68.2	(18.1)
Amortization of deferred financing costs and original issue discount	8.5	10.9	12.4
Deferred tax provision (benefit)	4.2	(2.5)	(4.4)
Stock-based compensation	22.5	8.6	18.6
Change in allowance for credit losses	0.7	3.6	4.5
Loss on extinguishment of debt	50.3	12.6	—
Other, net	(12.3)	(0.5)	15.9
Changes in operating assets and liabilities:
Accounts receivable	53.1	33.3	(21.4)
Inventories	(139.5)	(152.0)	(108.6)
Other current and non-current assets	(15.5)	(19.5)	(27.2)
Accounts payable and accrued liabilities	49.7	(36.0)	83.6
Deferred revenue	(0.8)	(1.9)	7.3
Other current and non-current liabilities	5.1	7.3	9.8
Cash provided by operating activities	286.6	46.1	143.0
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(58.4)	(44.1)	(66.2)
Proceeds from cross-currency swaps	15.2	2.7	—
Milestone payments and other, net	(0.4)	(4.0)	(2.3)
Cash used in investing activities	(43.6)	(45.4)	(68.5)
Cash Flows from Financing Activities:
Proceeds from initial public offering	1,426.4	—	—
Payment of initial public offering costs	(9.2)	—	—
Proceeds from long-term debt	—	1,421.0	2.8
Payments on long-term debt	(1,423.0)	(1,363.5)	(49.7)
Payments on short-term borrowings, net	(82.0)	(3.5)	(17.2)
Proceeds from exercise of stock options	13.1	1.8	—
Repurchase of common stock	—	—	(0.3)
Cash (used in) provided by financing activities	(74.7)	55.8	(64.4)
Effect of exchange rate changes on cash	(0.9)	3.7	(0.7)
Increase in cash, cash equivalents and restricted cash	167.4	60.2	9.4
Cash, cash equivalents and restricted cash at beginning of year	144.2	84.0	74.6
Cash, cash equivalents and restricted cash at end of year	$311.6	$144.2	$84.0

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$309.7	$132.8	$72.0
Restricted cash included in Other assets	1.9	11.4	12.0
Cash, cash equivalents and restricted cash	$311.6	$144.2	$84.0

The accompanying notes are an integral part of these consolidated financial statements

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(1) General and description of the business

Ortho Clinical Diagnostics Holdings plc (“UK Holdco”) is a public limited company incorporated under the laws of England and Wales. On December 16, 2020, upon incorporation, UK Holdco had an initial share capital of one ordinary share and 50,000 preferred redeemable shares (“Incorporation Shares”). On January 25, 2021, UK Holdco became the new holding company of Bermuda Holdco and its subsidiaries and The Carlyle Group L.P. (“Carlyle”), and all other shareholders of Bermuda Holdco contributed all of their outstanding equity interests in Bermuda Holdco to UK Holdco in exchange for ordinary shares of UK Holdco on a 1-for-1 basis (“Reorganization Transactions”).

UK Holdco is a holding company with no business operations or assets other than cash, intercompany receivables, miscellaneous administrative costs and guarantees of certain obligations of Ortho-Clinical Diagnostics, Inc. (“Ortho U.S.”) and 100% of its ownership interest of Ortho-Clinical Diagnostics Holdings Luxembourg S.à r.l., which itself is a holding company with no operations or assets other than cash, intercompany receivables, miscellaneous administrative costs and its ownership of 100% of the capital stock of Ortho-Clinical Diagnostics S.A. (“LuxCo”). LuxCo, together with its indirect wholly owned subsidiary, Ortho U.S., are co-borrowers under the Senior Secured Credit Facilities and co-issuers of the Notes (each as defined in Note 9–Borrowings). UK Holdco’s global operations are conducted by indirect wholly owned subsidiaries. The terms “we”, “us”, “our”, “its”, and the “Company” refer to UK Holdco and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

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

COVID-19

Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The Company has a direct commercial presence in more than 30 countries, including many of the regions most impacted by the COVID-19 pandemic. A decrease in shipments to the Company’s customers began to occur during the fiscal quarter ended June 28, 2020 in many countries, including the U.S. As a result, during the fiscal year ended January 3, 2021, the Company experienced decreased revenues and incurred idle or underutilized facilities costs, higher freight and higher distribution costs compared to the periods prior to the pandemic. During the fiscal quarter ended January 3, 2021, the Company started to experience a recovery in the base business of its core revenue, which continued through the fiscal year ended January 2, 2022. During the same period, the Company also continued to experience higher distribution costs due to higher shipping rates as a result of the COVID-19 pandemic.

Initial Public and Secondary Offerings

On February 1, 2021, the Company completed its initial public offering (“IPO”) of ordinary shares at a price of $17.00 per share. The Company issued and sold 87,400,000 ordinary shares in the IPO, including 11,400,000 ordinary shares issued pursuant to the full exercise of the underwriters option to purchase additional shares. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (the “IPO Registration Statement”), which was declared effective by the SEC on January 29, 2021. The offering generated net proceeds of $1,426.4 million after deducting underwriting discounts and commissions and estimated offering expenses.

The Company used a portion of the net proceeds from the IPO (i) to redeem $160.0 million of its 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, (ii) to redeem $270.0 million of its 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium, (iii) to repay $892.7 million in aggregate principal amount of borrowings under its Dollar Term Loan Facility and (iv) for working capital and general corporate purposes.

In September 2021, the Company completed an underwritten secondary offering (the “Secondary Offering”) of 25.3 million ordinary shares held by a selling shareholder affiliated with Carlyle, including 3.3 million ordinary shares pursuant to the full exercise of the underwriters' option to purchase additional shares. The ordinary shares sold in the Secondary Offering were registered under the securities pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on September 9, 2021. The Company did not offer any ordinary shares in this transaction and did not receive any proceeds from the sale of the ordinary shares by

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

the selling shareholder. The Company incurred costs of $1.1 million in relation to the Secondary Offering for the fiscal year ended January 2, 2022.

Business Combination with Quidel

On December 22, 2021, the Company, Coronado Topco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Coronado Topco”), Laguna Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Merger Sub”), Orca Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Holdco Sub”), Orca Holdco 2, Inc., a Delaware corporation and a wholly owned subsidiary of U.S. Holdco Sub (“U.S. Holdco Sub 2”) and Quidel Corporation, a Delaware corporation (“Quidel”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Combinations”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) under a scheme of arrangement under UK corporate law, each issued and outstanding share of the Company will be acquired by a depository nominee (or transferred within the depository nominee) on behalf of Coronado Topco in exchange for (x) 0.1055 shares of common stock of Coronado Topco and (y) $7.14 in cash (the “Ortho Scheme”), and (ii) immediately after the consummation of the Ortho Scheme, U.S. Merger Sub will merge with and into Quidel, pursuant to which each issued and outstanding share of Quidel common stock will be converted into one share of Coronado Topco common stock, with Quidel surviving as a wholly owned subsidiary of Coronado Topco. The boards of directors of both the Company and Quidel have unanimously approved the terms of the Business Combination Agreement, which is expected to close during the first half of fiscal year 2022. Upon completion of the Combinations, which requires shareholder approval, the Company's shareholders are expected to own approximately 38% of Coronado Topco and Quidel stockholders are expected to own approximately 62% of Coronado Topco on a fully diluted basis, based on the respective capitalizations of the Company and Quidel as of the date the parties entered into the Business Combination Agreement.

In the event that the Business Combination Agreement is terminated by Ortho as a result of the occurrence of certain terms and conditions as specified therein, the Company must pay Quidel a termination fee of approximately $46.9 million, less any expenses reimbursable by Quidel pursuant to the Business Combination Agreement. If the Business Combination Agreement is terminated by Quidel as a result of the occurrence of certain terms and conditions as specified therein, the Company will receive approximately $207.8 million, less any expenses reimbursable by Ortho pursuant to the Business Combination Agreement.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, at January 2, 2022, the Company has total cash and cash equivalents balance of $309.7 million and an accumulated deficit of $1,971.8 million. The Company has incurred losses since the acquisition from Johnson & Johnson and reported a net loss of $54.3 million, while generating $286.6 million of cash from operating activities during the fiscal year ended January 2, 2022. The Company’s primary cash needs will be to meet debt service requirements, working capital needs and capital expenditures. Management is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for at least one year from the date the financial statements are issued and, if so, disclose that fact.

The Company’s debt agreements contain various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements and require the Company to remain below a specific credit coverage threshold. The Company’s Credit Agreement (as defined in Note 9–Borrowings) has a financial covenant referred to as the “First Lien Net Leverage Ratio” (as defined in the Credit Agreement) not to exceed 5.5-to-1, subject to a 50 basis point step-down on September 30, 2022 that is tested when borrowings under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date. As of January 2, 2022, the Company had no outstanding borrowings under its Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $46.3 million. The Company believes that it has complied and will continue to comply with the financial covenant for the next 12 months. In the event the Company does not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the revolving facility. If the lenders on the revolving facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness.

The Company evaluated its liquidity position and ability to comply with financial covenants in its Revolving Credit Facility as of the date of the issuance of these consolidated financial statements. Based on this evaluation, management believes that the Company’s financial position, net cash provided by operating activities combined with cash and cash equivalents, and borrowing availability under its Revolving Credit Facility, will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital requirements over at least the next 12 months from the issuance of these consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

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

For the fiscal year ended and as of January 2, 2022, reported monetary amounts, percentages and other figures included in this Annual Report on Form 10-K have been calculated based on underlying, unrounded amounts. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. For periods prior to fiscal 2021, certain monetary amounts, percentages and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments.

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

(3) Summary of significant accounting policies

The consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after the elimination of intercompany transactions.

(a) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods and disclosures. The estimates and underlying assumptions can impact all elements of the financial statements, including, but are not limited to, accounting for deductions from revenues (e.g. rebates, sales allowances, and discounts), receivable and inventory valuations, fixed asset valuations, useful lives, impairment of goodwill and tangible and intangible assets, the fair value of assets acquired and liabilities assumed in a business combination and related purchase price allocation, long-term employee benefit obligations, income taxes, environmental matters, litigation and allocations of costs. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could differ materially from those estimates.

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

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

The Company enters into collaboration arrangements that generate collaboration revenue and royalty revenue from license agreements. Revenue from collaborations is presented “gross” where the Company is deemed the principal in the arrangement and “net” where the Company is deemed the agent in the arrangement. For more information related to the Company’s collaboration arrangements, see Note 13–Collaborations and Other Relationships.

(d) Shipping and handling

The revenue received for shipping and handling is included in Net revenue on the consolidated statements of operations and is less than 1% of total net revenue for each period presented. Shipping and handling costs were $76.0 million, $61.2 million, and $62.1 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively, and are included in Selling, marketing and administrative expenses on the consolidated statements of operations.

(e) Research and development

Research and development expense incurred in the normal course of business is expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties at or subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization.

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

due from collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company’s operations.

In general, the income statement presentation for these collaborations is as follows:

Nature / type of collaboration	Statement of operations presentation
Third party sale of product	Net revenue
Royalties received from collaborative partner	Net revenue
Royalties/milestones paid to collaborative partner (post-regulatory approval)	Amortization of intangible assets
Upfront payments and milestones paid to collaborative partner (pre-regulatory approval)	Research and development expense
Research and development payments to collaborative partner	Research and development expense
Research and development payments received from collaborative partner	Reduction to research and development expense

(f) Advertising

Advertising costs, which are not material to the Company, are expensed as incurred and included in Selling, marketing and administrative expenses on the consolidated statements of operations.

(g) Employee benefits

The Company has defined benefit plans in certain countries and a retiree health care reimbursement plan for certain U.S. employees. Defined benefit plans specify an amount of pension benefit that an employee will receive on retirement, usually dependent on factors such as age, years of service and compensation. The net obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees have earned in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The net obligation is then determined with reference to the fair value of the plan assets (if any). The discount rate used is the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method.

(h) Stock-based compensation

Stock-based compensation, comprised of stock options and restricted stock awards to employees and directors, is measured at fair value on the grant date or date of modification, as applicable. Compensation expense is recognized over the requisite service period, which is generally the vesting period, and includes an estimate of the awards that will be forfeited, and an estimate of the level of performance the Company will achieve for performance-based awards.

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

The Company recognizes the benefit of an income tax position only if it is “more likely than not” that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, the Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of Provision for (benefit from) income taxes. The Acquisition Agreement includes indemnification provisions with respect to tax liabilities, including reserves for unrecognized tax benefits, as of the date of the Acquisition.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(j) Net loss per ordinary share

Basic net loss per share attributable to the Company’s ordinary shareholders is based upon the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share attributable to the Company’s ordinary shareholders is based upon the weighted-average number of ordinary shares and share equivalents outstanding during the period. Potential ordinary share equivalents are calculated using the treasury stock method. The Company excludes potential ordinary share equivalents from the calculation if the effect would be anti-dilutive. For each period below, the Company incurred a Net loss. The following potential ordinary share equivalents outstanding were excluded from the calculation of diluted net loss per share for the periods presented because including them was anti-dilutive:

(In Millions)	January 2, 2022	January 3, 2021	December 29, 2019
Stock options	13.0	16.1	15.2
Unvested restricted shares and restricted stock units	0.6	1.0	0.2
	13.6	17.1	15.6

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

(l) Derivatives and hedging

The Company utilizes derivatives to manage exposures to risk and not for speculative or trading purposes. The fair values of derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative and whether it qualifies for hedge accounting treatment. Cash flows from derivatives are recognized in the consolidated statement of cash flows in a manner consistent with the underlying transactions.

Unrealized gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in OCI, to the extent the hedges are effective, until the underlying transactions settle, and the remaining gain or loss is recognized to the corresponding account in income from operations.

Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results recorded in Other expense, net.

(m) Other comprehensive income (loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholder’s equity in accumulated other comprehensive income (loss) and primarily includes unrealized gains and losses excluded from the consolidated statement of operations. These unrealized gains and losses consist of changes in foreign currency translation; changes in unamortized pension, postretirement and postemployment actuarial gains and losses and prior service cost; and changes in the fair value of interest derivatives and foreign currency derivatives that are designated and qualify as cash flow hedging instruments.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(n) Cash and cash equivalents

Cash equivalents represent investments with original maturities of three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value because of the short-term maturity of these instruments. As of January 2, 2022 and January 3, 2021, the Company did not hold any cash equivalents. Cash balances may exceed government insured limits in certain jurisdictions.

(o) Accounts receivable and allowance for credit losses and concentration of credit risk

Accounts receivable are recognized net of an allowance for credit losses. The Company maintains an allowance for doubtful accounts for expected credit losses resulting from the collectability of customer accounts. The Company establishes a reserve based on historical losses, the age of receivables, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts, and specific allowances for large or risky accounts. Receivables from federal and state government customers as well as large corporate customers have historically been less susceptible to collectability risk. Amounts later determined to be uncollectible are charged or written off against this allowance. No single customer accounted for 10% or more of total Accounts receivable or revenue for all periods presented.

(p) Inventories

Inventories are stated at the lower of cost and net realizable value on a first-in, first-out method. Elements of cost include raw materials, direct labor and manufacturing overhead.

Equipment inventory can either be sold or leased to customers. When leased, the equipment is transferred to Property, plant and equipment and depreciation commences.

(q) Customer leased instruments

Determining the economic life of leased instruments requires significant judgment based on the Company’s historical experience. The Company estimates the economic life for leased equipment to be ten years. The Company believes these lives represent the periods during which the instruments are expected to be economically usable, with normal repairs and maintenance, for the purposes for which they are intended. The Company regularly evaluates the economic life of existing and new products for purposes of this determination.

(r) Property, plant and equipment and depreciation

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset type	Useful life
Leasehold improvements	Up to 30 years
Building and building improvements	7-55 years
Machinery and equipment	3-30 years
Customer leased instruments	5-8 years
Computer software	3-8 years

The Company capitalizes certain computer software and development costs when incurred in connection with developing or obtaining computer software for internal use. Software developed for use in the Company’s products is expensed as incurred to research and development expense until technological feasibility is achieved. Costs incurred subsequent to the achievement of technological feasibility are capitalized. As of both January 2, 2022 and January 3, 2021, capitalized costs related to software for use in the Company’s products amounted to $13.2 million.

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

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

For the fiscal year ended January 2, 2022, the Company performed a qualitative goodwill impairment assessment as of the beginning of the fiscal fourth quarter to assess for potential impairment. Based upon the qualitative impairment assessment performed by the Company, it was concluded that it is not more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts, and therefore no further impairment testing was necessary.

(t) Impairment of long-lived assets

The process of evaluating the potential impairment of other long-lived assets, such as property, plant and equipment, technology, tradenames, customer relationships and capitalized milestone payments, is subjective and requires judgment. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. This impairment test may be triggered by a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which the asset is being used, or a forecast of continuing losses associated with the use of the asset. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the fair value is less than the asset’s carrying amount, a loss is recognized for the difference. The fair value methodology used is an estimate of fair value and is based on the discounted future cash flows of the asset or quoted market prices of similar assets. Based on these assumptions and estimates, the Company determines whether a need for an impairment charge exists to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value.

(u) Equity investments

The Company’s equity investments in publicly-traded equity securities are recorded using the equity method of accounting, under which the Company records its share of the equity affiliates results of operations based on its percentage of ownership. Dividends declared are recorded as a reduction to the equity investment value. The Company records its investments in held to maturity debt securities at cost plus accretion to redemption value. The Company monitors these investments to determine whether any decline in their fair value is considered other-than-temporary and to determine any estimate of expected credit loss.

(v) Litigation

The Company accrues for loss contingencies related to litigation matters when available information indicates that the liability is probable and the amount can be reasonably estimated. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period incurred.

(w) Foreign currency translation

The Company’s reporting currency is the U.S. dollar. In most cases, non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded in Foreign currency translation in the consolidated statements of comprehensive income (loss).

Gains and losses from transactions denominated in foreign currencies other than the functional currency of the respective entity are included in the consolidated statements of operations in Other expense, net.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(x) Government grants

From time to time, the Company may receive grants from government institutions for various matters. The Company evaluates the terms and conditions of each grant to determine the proper accounting treatment. The Company recognizes revenue under these arrangements when milestone conditions in the contract have been substantially met. During fiscal years 2020 and 2021, the Company received grants from the U.S. government’s Biomedical Advanced Research and Development Authority (“BARDA”). For more information related to the Company’s BARDA grants, see Note 4–Revenue.

(y) New accounting guidance

Accounting pronouncements adopted during the fiscal year ended January 2, 2022

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocations, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance on January 4, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements not yet adopted

In May 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This ASU addresses an issue related to a lessor’s accounting for certain leases with variable lease payments. The amendments in this ASU affect lessors with lease contracts that have variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a selling loss at lease commencement if classified as a sales-type lease or a direct financing lease. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. This guidance is effective for the Company beginning January 3, 2022. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

(4) Revenue

Product Revenue

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

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

A portion of the Company’s product revenue includes revenue earned under reagent rental programs which provide customers the right to use instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase reagents, assays and consumables. For these arrangements, the contract consideration is allocated between the lease component related to the instruments and the non-lease component related to the reagents, assays and consumables based on the relative standalone prices for each component. The cost of the instrument is capitalized within property, plant and equipment, and is charged to cost of product revenue on a straight-line basis over the term of the minimum purchase agreement. Revenue related to the lease component is recognized over the lease term. Revenue earned under sales-type leases is recognized at the beginning of the lease, as well as a lease receivable and unearned interest associated with the lease. Revenue related to the non-lease component is recognized when control has transferred for the reagents, assays and consumables. Costs related to product sales are recognized at time of delivery. Cost of revenues excludes intangibles amortization expense.

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

	January 2, 2022	January 3, 2021
Other current assets	$47.2	$40.4
Other assets	1.0	2.4
Total Contract assets	$48.1	$42.8

The contract asset balance consists of the following components:

• A customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $12.4 million as of January 2, 2022, of which $11.5 million was recorded within Other current assets and $1.0 million was recorded within Other assets. The balance of this contract asset was $15.1 million as of January 3, 2021, of which $12.7 million was recorded within Other current assets and $2.4 million was recorded within Other assets.

• Contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents, however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract, which allows the Company to record the related revenue. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $35.7 million and $24.3 million as of January 2, 2022 and January 3, 2021, respectively.

• One of the Company’s contract manufacturing agreements where revenue is recognized as the products are manufactured. The balance of the contract asset related to this arrangement was immaterial as of January 2, 2022 and $3.4 million as of January 3, 2021.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the fiscal years ended January 2, 2022 and January 3, 2021.

The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or noncurrent based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $34.5 million and $35.5 million as of January 2, 2022 and January 3, 2021, respectively. The Company has one arrangement with a customer that is expected to be recognized beyond one year. The balance of the deferred revenue included in long term liabilities was $5.6 million and $6.6 million as of January 2, 2022 and January 3, 2021, respectively, and was included in Other liabilities in the consolidated balance sheet. The amount of deferred revenue as of January 3, 2021 that was recorded in revenue during the fiscal year ended January 2, 2022 was $33.0 million. The amount of deferred revenue as of December 29, 2019 that was recorded in revenue during the fiscal year ended January 3, 2021 was $35.1 million. The amount of deferred revenue as of December 30, 2018 that was recorded in revenue during the fiscal year ended December 29, 2019 was $25.8 million.

Disaggregation of revenue

The Company generates revenue in the following lines of business:

•
Clinical Laboratories—Focused on (i) clinical chemistry, which is the measurement of target chemicals in bodily fluids for the evaluation of health and the clinical management of patients, (ii) immunoassay instruments, which test the measurement of proteins as they act as antigens in the spread of disease, antibodies in the immune response spurred by disease, or markers of proper organ function and health, and (iii) testing to detect and monitor disease progression across a broad spectrum of therapeutic areas.
•
Transfusion Medicine—Focused on (i) immunohematology instruments and tests used for blood typing to ensure patient-donor compatibility in blood transfusions, and (ii) donor screening instruments and tests used for blood and plasma screening for infectious diseases for customers primarily in the U.S.
•
Other Product—Other product revenue includes revenues primarily from contract manufacturing.

The Company has entered into collaboration and license agreements pursuant to which the Company derives collaboration and royalty revenues. During the fiscal year ended January 2, 2022, the Company received an award of $8.5 million in connection with an arbitration proceeding related to one of its collaboration agreements, which was recorded in Net revenue.

During the fiscal year ended January 3, 2021, the Company entered into two agreements with BARDA, a division of the U.S. Department of Health and Human Services, for two awards of up to $13.6 million to develop and submit Emergency Use Authorizations and 510(k) applications to the U.S. Food and Drug Administration for its COVID-19 antigen and antibody tests. An additional award was granted to the Company on April 16, 2021 for an amount up to $3.6 million to submit a 510(k) application for its COVID-19 antigen test. During the fiscal years ended January 2, 2022 and January 3, 2021, the Company recognized $9.6 million and $5.8 million, respectively, of grant revenue related to these grants based upon project milestones completed to date.

The following table summarizes net revenue by line of business for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Clinical Laboratories	$1,340.9	$1,148.3	$1,142.3
Transfusion Medicine	664.3	580.6	598.0
Other Product	6.2	8.5	37.3
Collaborations and other revenue	31.4	28.8	23.9
Net Revenue	$2,042.8	$1,766.2	$1,801.5

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

The following table summarizes changes to the rebate reserves balances for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019:

	Balance at beginning of fiscal year	Additions	Deductions(a)	Balance at end of fiscal year
Rebate reserves
Fiscal year ended January 2, 2022	$42.4	267.6	(251.1)	$58.9
Fiscal year ended January 3, 2021	$32.1	222.4	(212.1)	$42.4
Fiscal year ended December 29, 2019	$30.6	207.0	(205.5)	$32.1

(a) Primarily reflects payments of customer rebates.

(5) Inventories

The Company’s inventories were as follows:

	January 2, 2022	January 3, 2021
Raw materials and supplies	$76.4	$77.2
Goods in process	32.4	35.2
Finished goods	196.5	166.3
Total Inventories	$305.4	$278.7

Customer leased instruments of $106.3 million and $132.3 million were transferred from Inventories to Property, plant and equipment, net during the fiscal years ended January 2, 2022 and January 3, 2021, respectively.

(6) Property, plant and equipment, net

The Company’s property, plant and equipment and accumulated depreciation balances were as follows:

	January 2, 2022	January 3, 2021
Land and leasehold improvements	$23.3	$23.3
Buildings and building improvements	245.9	246.8
Machinery and equipment	475.1	458.3
Computer software and development costs	294.0	273.6
Customer leased instruments	775.9	727.3
Construction in progress	88.3	71.1
Total property, plant and equipment	1,902.4	1,800.4
Less: Accumulated depreciation	(1,111.0)	(968.4)
Net property, plant and equipment	$791.4	$832.0

Depreciation expense was $194.7 million, $194.0 million, and $195.6 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. Depreciation expense for computer software and development costs was $33.7 million, $33.4 million and $38.4 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. The Company recognized a loss on disposal of fixed assets of $2.5 million, $1.4 million and $5.5 million during the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. Loss on disposals of fixed assets is either included within Costs of revenue or Other operating expense.

(7) Goodwill and other intangible assets

Goodwill

Changes in goodwill were as follows:

	Fiscal year ended January 2, 2022
	Americas	EMEA	Greater China	Other	Total
Balance at beginning of fiscal year	$355.3	$38.9	$126.5	$59.4	$580.1
Foreign currency translation	(1.9)	(1.1)	1.8	(5.3)	(6.5)
Balance at end of fiscal year	$353.4	$37.8	$128.3	$54.1	$573.6

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Intangible assets, net

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

January 2, 2022	Gross carrying amount	Accumulated amortization	Net book value	Estimated useful lives
Technology	$968.3	$(460.2)	$508.1	10-15 years
Customer relationships	610.3	(381.5)	228.8	5-12 years
Corporate tradename	164.4	(61.7)	102.7	20 years
Other (including milestone payments)	210.6	(171.0)	39.6	4-14 years
	$1,953.6	$(1,074.4)	$879.2

January 3, 2021	Gross carrying amount	Accumulated amortization	Net book value	Estimated useful lives
Technology	$970.3	$(395.1)	$575.2	10-15 years
Customer relationships	618.3	(333.8)	284.5	5-12 years
Corporate tradename	164.8	(53.5)	111.3	20 years
Other (including milestone payments)	210.3	(164.6)	45.7	4-14 years
	$1,963.7	$(947.0)	$1,016.7

During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, amortization expense of intangible assets was $133.4 million, $131.9 million, and $131.7 million, respectively. The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2022	$132.7
2023	132.4
2024	130.1
2025	125.8
2026	101.8

(8) Other assets

The components of other assets were as follows:

	January 2, 2022	January 3, 2021
Right-of-use assets	$30.4	$26.7
Equity investments	21.9	21.0
Indemnity receivables	15.4	17.0
Deposits and advances	6.2	6.2
Indirect tax benefit	6.0	6.0
Lease receivable	2.3	2.8
Restricted cash	1.9	11.4
Other	14.3	16.4
Total Other Assets	$98.2	$107.5

Equity investments

In January 2015, the Company entered into an exclusive agreement with commercial-stage diagnostics company Quotient Limited (“Quotient”) to distribute and sell Quotient’s transfusion diagnostics platform MosaiQ™. See further discussion of the Quotient relationship in Note 13–Collaborations and Other Relationships. Simultaneous with the establishment of the Distribution and Supply Agreement, the Company invested $25.0 million in Quotient consisting of (i) 444,445 common shares with a fair value of $5.8 million and (ii) 666,665 cumulative redeemable preferred shares carrying a 7% annual dividend with a fair value of $11.7 million and a redemption value of $15.0 million. As of January 2, 2022, the investment in common shares represented approximately 0.4% of outstanding Quotient shares. As of January 2, 2022, the carrying value of the preferred shares approximates fair value.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Indemnity receivables

The Acquisition Agreement included indemnification provisions with respect to certain tax liabilities. The Acquisition Agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the Acquisition, including reserves for unrecognized tax benefits.

(9) Borrowings

As of January 2, 2022 and January 3, 2021, the components of borrowings were:

	January 2, 2022	January 3, 2021
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$2,185.5
Euro Term Loan Facility	335.8	408.9
Revolving Credit Facility	—	—
2028 Notes	405.0	675.0
2025 Notes	240.0	400.0
Accounts Receivable Financing	—	75.0
Sale and Leaseback Financing	—	20.5
Finance lease obligation	0.7	1.0
Other short-term borrowings	—	0.9
Other long-term borrowings	2.6	3.9
Unamortized deferred financing costs	(21.4)	(40.9)
Unamortized original issue discount	(5.3)	(11.3)
Total borrowings	2,250.2	3,718.5
Less: Current portion	(63.4)	(160.0)
Long-term borrowings	$2,186.7	$3,558.5

Secured credit facilities

The Company’s Senior Secured Credit Facilities consist of (i) the senior secured term loan facility in an amount of $2,325.0 million (the “Dollar Term Loan Facility”), (ii) the euro-denominated senior secured term loan facility in an amount equal to €337.4 million (the “Euro Term Loan Facility”, as described below, and, together with the Dollar Term Loan Facility, the “Term Loan Facilities”), and (iii) the multi-currency senior secured revolving facility with commitments of $500.0 million (the “Revolving Credit Facility”).

On January 7, 2020, the Company entered into an amendment of its Senior Secured Credit Facilities, which amended the financial covenant contained in the credit agreement such that, after giving effect to the amendment, the financial covenant is tested when borrowings under the Revolving Credit Facility exceed 30% of the committed amount any period end reporting date that and provides that Holdings will not permit the First Lien Net Leverage Ratio as of the end of such fiscal quarter of the Lux Borrower and its Restricted Subsidiaries to be greater than (i) 5.50:1.00 for each fiscal quarter ending after June 30, 2021 and on or prior to September 30, 2022 and (ii) 5.00:1:00 for each fiscal quarter ending thereafter.

On January 27, 2020, the Company entered into an additional amendment of its Senior Secured Credit Facilities, where the Company entered into the Euro Term Loan Facility in an amount equal to the euro-equivalent of $375 million, which bears interest at a rate of Euribor plus 350 basis points per annum. The Euro Term Loan Facility matures on June 30, 2025 and is being amortized in equal quarterly installments in an amount equal to 1.00% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.

On February 5, 2021, the Company entered an additional amendment of its Senior Secured Credit Facilities, which increased the Revolving Credit Facility contained in the credit agreement by $150 million to an aggregate amount of $500 million and extended the maturity date to February 5, 2026, provided that such date may be accelerated subject to certain circumstances as set forth in the amendment. To the extent that the aggregate principal amount of the Dollar Term Loan Facility and Euro Term Loan Facility (and any Refinancing Indebtedness with respect thereto that matures on or prior to June 30, 2025) outstanding as of March 31, 2025 exceeds $500 million then the maturity date with respect to the Revolving Credit Facility shall be March 31, 2025. On December 24, 2021, the Company entered into an additional amendment to the Senior Secured Credit Facilities to account for the cessation of LIBOR for Sterling, Euros and Japanese Yen and the alternative replacement rates with respect to such currencies, as applicable. All other terms of

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

the Senior Secured Credit Facilities remain substantially the same except as otherwise noted. All other terms of the Senior Secured Credit Facilities will remain substantially the same except as otherwise amended by this amendment.

Costs related to the issuance of the Term Loan Facilities, including $5.4 million related to the Euro Term Loan Facility recorded during the fiscal year ended January 3, 2021, were recorded as a reduction of the principal amount of the borrowings and are being amortized using the effective interest method as a component of interest expense over the life of the Senior Secured Credit Facilities. As of January 2, 2022 and January 3, 2021, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $8.1 million and $17.3 million, respectively. As of January 2, 2022 and January 3, 2021, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $3.6 million and $4.6 million, respectively. The effective interest rate of the Term Loan as of January 2, 2022 is 5.74%.

Costs related to the Revolving Credit Facility were recorded as Other assets and are being amortized on a straight-line basis over the term of the Revolving Credit Facility. As of January 2, 2022 and January 3, 2021, the remaining unamortized balance related to the Revolving Credit Facility was $2.7 million and $3.4 million, respectively.

Original issue discount related to the Senior Secured Credit Facilities was recorded as a reduction of the principal amount of the borrowings and is amortized using the effective interest method as a component of interest expense over the life of the Senior Secured Credit Facilities. As of January 2, 2022 and January 3, 2021, the remaining unamortized balance was $5.3 million and $11.3 million, respectively.

As of January 2, 2022, there was no outstanding balance under the Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $46.3 million, which reduced the availability under the Revolving Credit Facility to $453.7 million. The Senior Secured Credit Facilities are subject to various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements or require the Company to remain below a specific credit coverage threshold as indicated in our debt agreements.

In February 2021, the Company used a portion of the proceeds from its IPO to repay $892.7 million of borrowings under the Dollar Term Loan Facility and recognized a loss on extinguishment of debt of $11.4 million, which is recorded as a component of Other expense, net during the fiscal year ended January 2, 2022.

Significant terms of the senior secured credit facilities

The following table provides an overview of the significant terms of the Senior Secured Credit Facilities as of January 2, 2022:

Borrowers:	Ortho-Clinical Diagnostics S.A., as “Lux Borrower”, and Ortho-Clinical Diagnostics, Inc., as “U.S. Borrower”
Facilities:	Term Loan Facilities: $2,325.0 million Revolving Credit Facility: $500.0 million (multi-currency sublimit of $150.0 million and letter of credit sublimit of $100.0 million)
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

Security:	First priority lien on substantially all tangible and intangible assets of Holdings and each subsidiary guarantor (subject to certain exceptions)
Term (Maturity Date):	Term Loan Facilities: June 30, 2025 Revolving Credit Facility: February 5, 2026

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Interest on Euro- currency Rate Loans

In the case of Eurocurrency Rate Loans (as defined in the Senior Secured Credit Facilities), the Adjusted Eurocurrency Rate (as defined in the Senior Secured Credit Facilities) applicable to the currency in which the Eurocurrency Rate Loan is incurred, plus an applicable rate as follows:

• 3.00% per annum—Dollar Term Loan Facility (including a 25-basis point step down due to achievement of certain First Lien Leverage Ratio targets)

• 2.50% per annum—Revolver Loans (and Letters of Credit issued thereunder) (including a 50-basis point step down due to achievement of certain First Lien Leverage Ratio targets)

Interest on Base Rate Loans

In the case of Base Rate Loans (as defined in the Senior Secured Credit Facilities), the greater of (i) the Federal Funds Rate effective from time to time plus 1/2 of 1%, (ii) the agent’s Prime Lending Rate (as defined in the Senior Secured Credit Facilities) in effect from time to time, (iii) the Adjusted Eurocurrency Rate (as defined in the Senior Secured Credit Facilities) for Eurocurrency Rate Loans denominated in US dollars plus 1% and (iv) 2.00%; plus an applicable rate as follows:

• 2.00% per annum—Dollar Term Loan Facility (including a 25-basis point step down due to achievement of certain First Lien Leverage Ratio targets)

• 1.50% per annum—Revolver Loans (and Letters of Credit issued thereunder) (including a 50-basis point step down due to achievement of certain First Lien Leverage Ratio targets)

Fees:	Unused Revolving Credit Facility Commitment Fee: 0.375% per annum (including a step down due to achievement of certain First Lien Net Leverage Ratio targets)
Repayment of Principal:

Dollar Term Loan Facility: 0.625% of initial principal amount on the last business day of each fiscal quarter through June 30, 2025

Euro Term Loan Facility: quarterly installments in an amount equal to 1.00% per annum of the original aggregate principal amount thereof, with the remaining balance due June 30, 2025

Optional Prepayments:

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

The Company must maintain a Maximum First Lien Leverage Ratio of (i) 5.50:1.00 for each fiscal quarter ending after June 30, 2021 and on or prior to September 30, 2022 and (ii) 5.00:1:00 for each fiscal quarter ending thereafter, if more than 30% of the Revolving Credit Facility (including letters of credit) is outstanding at the end of a fiscal quarter.

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

2025 Notes

On June 11, 2020, the Lux Borrower, as “Lux Issuer,” and Ortho U.S., as “U.S. Issuer” (collectively, the “Issuers”), issued $400.0 million aggregate principal amount of the 2025 Notes, which bear interest at a rate of 7.375% per annum, payable semi-annually in

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

arrears on June 1 and December 1 of each year, commencing December 1, 2020. The 2025 Notes mature on June 1, 2025. The 2025 Notes and the guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes (as defined below). The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes.

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

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $160.0 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, which was recorded as a component of Other expense, net during the fiscal year ended January 2, 2022. The redemption resulted in an extinguishment loss recognized of $14.5 million, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of redemption premium. As of January 2, 2022 and January 3, 2021, the remaining unamortized balance was $3.4 million and $7.0 million, respectively. The effective interest rate on the 2025 Notes is 8.03%.

2028 Notes

On January 27, 2020, the Issuers, issued $675.0 million aggregate principal amount of the 2028 Notes, which bear interest at a rate of 7.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2020. The 2028 Notes mature on February 1, 2028. The 2028 Notes and the guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes.

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

principal amount of the 2028 Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $270 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium, which is recorded as a component of Other expense, net during the fiscal year ended January 2, 2022. As of January 2, 2022 and January 3, 2021, the remaining unamortized balance was $6.4 million and $11.8 million, respectively. The effective interest rate on the Notes is 7.76%.

Concurrent with the issuance of the $675.0 million aggregate principal amount of 2028 Notes, the Company entered into U.S. Dollar to Japanese Yen cross currency swaps for a total notional amount of $350.0 million at a weighted average interest rate of 5.56%, with a five-year term in order to lower interest expense on the 2028 Notes. The cross currency swaps were terminated during the fiscal year ended January 2, 2022. See Note 23–Derivatives and other hedging instruments for further information.

2022 Notes

On January 28, 2020, the Company used the net proceeds from the issuance of the Euro Term Loan Facility and 2028 Notes, after payment of fees and expenses, to fund the redemption and discharge of $1.0 billion of $1.3 billion of Notes that were payable on May 15, 2022 (the “2022 Notes”). On June 12, 2020 the Company used the net proceeds from the issuance of the 2025 Notes, after payments of fees and expenses, to fund the redemption and discharge of the remaining $300.0 million of 2022 Notes. The redemption of the 2022 Notes was accounted for as an extinguishment of debt. During the fiscal year ended January 3, 2021, the Company recorded a $12.6 million loss on extinguishment of debt, primarily related to the unamortized deferred financings costs on the redeemed 2022 Notes, as a component of Other expense, net.

Sale and Leaseback financing

In June 2016, the Company entered into a sale-leaseback financing arrangement with a third-party financing company (the “Buyer-lessor”) related to specific property and equipment of the Company. The property and equipment were sold for $36.3 million and leased back over an initial term of two years. The monthly lease payments were $1.5 million until the equipment is repurchased or the lease is terminated. At the end of the initial term, the Company could repurchase the property and equipment at a price to be negotiated with the Buyer-lessor or terminate the lease arrangement, return the property or (possibly) enter into a new lease agreement. During the fiscal quarter ended July 1, 2018, the Company gave notice to the Buyer-lessor that it intends to negotiate with the Buyer-lessor the purchase of the property and equipment at the end of the initial term and had discussions on negotiating the repurchase price for the property and equipment. Pursuant to the sale-leaseback financing agreement, if the parties do not reach an agreement to purchase the property and equipment at the end of the initial term, the lease will automatically renew for another year, and afterwards the lease will automatically be renewed for successive six-month periods, provided that each of the Company and the Buyer-lessor have a right to terminate the lease 30 days prior to the end of each six month renewal period. A security deposit for the leaseback was retained by the third-party financing company, the balance of which was $9.1 million as of January 3, 2021 and was included in Other current assets in the consolidated balance sheet. The transaction did not meet the criteria for sale-leaseback accounting as the security deposit constituted a continuing involvement. Therefore, the Company accounted for this arrangement as a financing over 42 months and recorded a financing obligation amounting to $36.3 million at inception.

On February 9, 2021, the Company and the Buyer-lessor agreed on a re-purchase price for the property and equipment, which included the outstanding balance of the financing plus accrued interest. The Company paid the full amount of the negotiated price during the fiscal year ended January 2, 2022.

Accounts receivable financing

In September 2016, the Company entered into an accounts receivable financing program (the “Financing Program”) with a financial institution. The Financing Program, which was fully paid off in June 2021 in connection with entry into the RPA (as defined below), was set to mature on January 24, 2022, and was secured by receivables from the Company’s U.S. business that are sold or contributed to a wholly owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consisted of the purchase or receipt of the receivables and subsequent granting of a security interest to the financial institution under the program, and

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

its assets are available first to satisfy obligations and were not available to pay creditors of the Company’s other legal entities. Under the Financing Program, the Company could borrow up to the lower of $75.0 million or 85% of the accounts receivable borrowing base.

Interest on outstanding borrowing under the Financing Program was charged based on a per annum rate equal to London Interbank Offered Rate (the “LIBOR Rate”) (with a floor of zero percent and as defined in the agreement) plus the LIBOR Rate Margin (2.25 percentage points) if the related loan was a LIBOR Rate Loan. Otherwise, the per annum rate was equal to a Base Rate (as defined in the agreement) plus the Base Rate Margin (1.25 percentage points). Interest was due and payable, in arrears, on the first day of each month. The Financing Program was also subject to termination under standard events of default as defined. Outstanding borrowings under the Financing program bore interest at 2.77% per annum as of January 3, 2021.

On June 11, 2021, Ortho-Clinical Diagnostics FinanceCo I, LLC (“Ortho FinanceCo I”), a wholly owned receivables financing subsidiary of the Company, entered into a receivables purchase agreement (the “RPA”) with Wells Fargo Bank, N.A., as administrative agent (the “Agent”), and certain purchasers. Under the RPA, Ortho FinanceCo I may sell receivables in amounts up to a $75.0 million limit. Transfers of receivables under the RPA are accounted for as a sale by the Company, resulting in a reduction in accounts receivables on the consolidated balance sheet.

The $75.0 million limit is subject to certain conditions, including that, at any date of determination, the aggregate capital paid to Ortho FinanceCo I does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Ortho FinanceCo I has guaranteed the prompt payment of the sold receivables, and to secure the prompt payment and performance of such guaranteed obligations, Ortho FinanceCo I has granted a security interest to the Agent, for the benefit of the purchasers, in all assets of Ortho FinanceCo I. The Company, in its capacity as master servicer under the RPA, is responsible for administering and collecting the receivables and has made customary representations, warranties, covenants and indemnities. The Company has also provided a performance guarantee for the benefit of Ortho FinanceCo I to cause the due and punctual performance by Ortho of its obligations as master servicer. The proceeds of the RPA were used, in part, to pay off the outstanding balance of the Financing Program. The impact on the Company’s consolidated statements of operations related to the RPA during the fiscal year ended January 2, 2022 was not material.

The RPA is subject to customary events of termination for transactions of this type and, in addition, includes a financial covenant termination event if the First Lien Net Leverage Ratio, calculated as of the last day of each fiscal quarter, of the Company exceeds (i) 5.50:1.00 for each fiscal quarter ending after June 30, 2021 and on or prior to September 30, 2022, and (ii) 5.00:1:00 for each fiscal quarter ending thereafter. The RPA has a scheduled termination date which is the earlier of (i) June 11, 2024, and (ii) the date that is 90 days prior to the maturity of the indebtedness incurred under the Company’s Senior Secured Credit Facilities.

As of January 2, 2022, the Company was in full compliance with debt covenant requirements applicable to all of the borrowings and facilities mentioned above.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Interest expense, net

The following table provides the detail of interest expense, net for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019.

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Interest expense:
Dollar Term Loan Facility	$45.2	$89.0	$128.6
Euro Term Loan Facility	13.3	12.7	—
Revolving Credit Facility	2.8	3.7	4.2
2028 Notes	30.9	45.8	—
2025 Notes	18.7	16.6	—
2022 Notes	—	14.1	85.9
Accounts receivable financing	0.7	5.0	5.5
Amortization of:
Deferred financing costs	6.6	8.4	10.1
Original issue discount	1.4	2.3	2.3
Capital lease obligation and other	—	1.9	2.9
Derivative instruments	26.4	(1.3)	(8.0)
Less: Capitalized interest	—	—	(0.1)
Interest expense, net	$146.0	$198.2	$231.4

Future repayments

The following table provides a schedule of required future repayments of all borrowings outstanding on January 2, 2022.

2022	$63.4
2023	63.0
2024	62.7
2025	1,682.8
2026	—
Thereafter	405.0
$2,276.9

Interest paid during the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $132.1 million, $191.8 million and $189.7 million, respectively.

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

The Company evaluates contracts at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The right-of-use assets and related liabilities for operating leases are included in Other assets, Accrued expenses, and Other long-term liabilities in the consolidated balance sheets. Finance leases are immaterial to the Company’s consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

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

The following table presents supplemental balance sheet information related to the Company’s operating leases:

	January 2, 2022	January 3, 2021
Operating leases right-of-use assets
Other assets	$30.4	$26.7
Operating lease liabilities
Accrued liabilities	$13.4	$15.1
Other liabilities	17.3	12.2

Operating lease cost for the fiscal year ended January 2, 2022, January 3, 2021 and December 29, 2019 was $21.0 million, $20.3 million and $22.2 million, respectively.

The following table contains supplemental cash flow information related to operating leases for the year ended January 2, 2022 and January 3, 2021:

	January 2, 2022	January 3, 2021	December 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$25.6	$20.8	$24.2
Right-of-use operating lease assets obtained in exchange for lease obligations	21.3	6.6	12.8

As of January 2, 2022, the Company has additional leases for office space and warehouse space that have not yet commenced of approximately $17.4 million. These leases are expected to commence in 2022 with lease terms of 9 and 7 years, respectively.

Lease term and discount rates of operating leases as of January 2, 2022 and January 3, 2021 were:

	January 2, 2022	January 3, 2021	December 29, 2019
Weighted-average remaining lease term (years)	3.5	2.9	3.1
Weighted-average discount rate	6.3%	8.7%	9.2%

Maturities of operating lease liabilities as of January 2, 2022 were:

Operating leases
2022	$13.7
2023	8.7
2024	5.0
2025	2.6
2026	1.6
Thereafter	2.1
Total minimum lease payments	$33.7
Less: imputed interest	3.0
Present value of lease liabilities	$30.7

Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. These contractual arrangements

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

are subject to termination provisions which are evaluated in determining the lease term for lease accounting purposes. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Variable lease revenue and fixed lease revenue represented approximately 4% and 1%, respectively, of the Company’s consolidated Net revenue for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

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

As of January 2, 2022 and January 3, 2021, the Company’s equipment leased to customers under operating-type leases was:

	January 2, 2022	January 3, 2021
Customer leased instruments	$775.9	$727.3
Less: Accumulated depreciation	(497.0)	(432.8)
Total Customer leased instruments, net	$278.9	$294.5
Depreciation expense related to customer leased instruments was $106.8 million, $107.2 million and $103.1 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The depreciation expense related to customer leased instruments is recorded in Cost of revenue in the consolidated statements of operations and is a component of total depreciation expense presented in Note 6–Property, Plant and Equipment, Net.

(11) Accrued liabilities

Accrued liabilities included in current liabilities consist of the following:

	January 2, 2022	January 3, 2021
Accrued compensation and employee-related obligations	$123.9	$110.5
Accrued commissions and rebates	32.6	24.9
Accrued taxes other than income	22.9	14.3
Accrued interest	19.8	42.2
Current portion of operating lease liabilities	13.4	15.1
Derivatives	5.4	10.3
Income taxes payable	7.3	4.1
Other accrued liabilities	74.4	63.3
Total Accrued Liabilities	$299.6	$284.7

(12) Restructuring costs

As of January 2, 2022, the Company had substantially completed several initiatives intended to strengthen operational performance and to support building capabilities to enable it to win in the marketplace. Restructuring costs for the fiscal years ended January 2, 2022 and January 3, 2021 were immaterial. Total restructuring costs for the fiscal year ended December 29, 2019 were $11.9 million, of which $11.7 million were included in Cost of revenue.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

During the fiscal year ended January 3, 2016, the Company announced that it will outsource its equipment manufacturing operations in Rochester, New York and refurbishment operations in Neckargemund, Germany to a third-party contract manufacturing company. These initiatives were substantially completed during the fiscal year ended December 29, 2019, with total cumulative charges incurred of $75.4 million. The Company made cash payments of $6.5 million during the fiscal year ended January 3, 2021, and made cumulative cash payments of $71.1 million as of January 2, 2022.

During the fiscal year ended December 30, 2018, the Company announced that it will transfer certain production lines among facilities in order to achieve operational and cost efficiencies. These initiatives were substantially completed during fiscal 2021. The Company incurred net charges of $19.5 million cumulative to date comprised of $13.3 million in accelerated depreciation and $6.2 million in severance and other facility related costs. The Company has made cumulative cash payments of $15.4 million related to these initiatives, including $9.4 million cumulative to date for capital expenditures through January 2, 2022.

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

The Company’s portion of the pre-tax net profit shared under the Joint Business was $57.4 million, $55.6 million and $70.7 million during the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. This includes the Company’s portion of the pre-tax net profit of $35.5 million, $32.7 million and $46.8 million during the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of revenue and operating expenses on a gross basis on these sales transactions in their respective lines in the consolidated statements of operations. This also includes revenue from collaboration and royalty agreements, which is presented on a net basis within Collaboration and other revenues, of $21.9 million, $22.9 million and $23.9 million during the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.

Quotient limited

In January 2015, the Company entered into an exclusive agreement with Quotient, a commercial-stage diagnostics company, to distribute and sell Quotient’s transfusion diagnostics platform MosaiQ™. Under the terms of a Distribution and Supply Agreement, Quotient is responsible for the development and launch of MosaiQ™, while the Company will leverage its worldwide commercial capabilities to sell the product to customers. The Company has exclusive rights to distribute MosaiQ™ for the global patient testing market (for blood grouping) and the donor testing market in the developing world and Japan (for blood grouping and serological disease screening). Quotient retains all rights to commercialize MosaiQ™ in the developed world (excluding Japan) for the donor testing market. On September 4, 2020, the Company and Quotient amended the supply agreement and entered into a binding letter agreement (the “Letter Agreement”).

Pursuant to the Letter Agreement, the Company made an initial, non-refundable upfront payment of $7.5 million to Quotient on the date of the Letter Agreement, and recorded a corresponding $7.5 million charge to research and development expense for the fiscal year ended January 3, 2021. In addition to the initial $7.5 million upfront payment, Ortho may be required to make up to an additional $60 million of payments upon achievement of certain regulatory milestones and commercial sales benchmarks, which include up to $25 million of payments upon the achievement by Ortho of certain cumulative revenue milestones. The Company did not make any such payments in fiscal year 2021.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

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

During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019 the Company recognized $0.2 million, $0.3 million, and $0.3 million in sales to Quotient. The Company also purchased inventories from Quotient amounting to $22.4 million, $21.1 million, and $20.3 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. As of January 2, 2022 and January 3, 2021, Accounts payable included amounts related to purchases from Quotient of $4.1 million and $2.3 million, respectively. As of January 2, 2022 and January 3, 2021, Accounts receivable contained immaterial amounts related to sales to Quotient.

(14) Long-term employee benefits

Defined benefit plans and other postemployment benefits

The Company has certain defined benefit plan obligations and related plan assets for employees of non-U.S. subsidiaries. In addition to the defined benefit plans, the Company also has a replacement retiree health care reimbursement plan for certain U.S employees. The plan is funded on a pay-as-you-go basis and not accepting new participants. In accordance with ASC 715, Compensation – Retirement Benefits, the amount of the accumulated benefit obligation on the initiation date was accounted for as prior service cost and was deferred as a component of accumulated other comprehensive income (“AOCI”) and amortized over 5 years. The Company also maintains one non-U.S. post-employment benefit plan.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Obligation and funded status

The measurement date used to determine the defined benefit and other postemployment benefits obligations was January 2, 2022. The following tables set forth the changes to the projected benefit obligations (“PBO”) and plan assets:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021
Defined Benefit Plans
Change in benefit obligation:
Projected benefit obligation at beginning of year	$43.1	$41.3
Service cost	2.6	2.4
Interest cost	0.4	0.3
Contributions by plan participants	—	—
Benefits paid	(0.5)	(0.2)
Actuarial loss (gain)	0.2	(1.5)
Settlements and amendments	(1.1)	(2.1)
Foreign currency exchange rate changes	(3.0)	2.9
Projected benefit obligation at end of year	$41.6	$43.1
Change in plan assets:
Fair value of plan assets at beginning of year	$24.7	$23.1
Actual return on plan assets	1.2	0.5
Employer contributions	2.2	2.0
Contributions by plan participants	—	—
Benefits paid	(0.5)	(0.2)
Settlements	(1.1)	(2.1)
Foreign currency exchange rate changes	(2.3)	1.4
Fair value of plan assets at end of year	$24.1	$24.7
Funded status at end of year	$(17.5)	$(18.4)
Amounts recognized on the consolidated balance sheets:
Other assets	$0.8	$0.7
Accrued compensation and employee related obligations	(0.3)	(0.2)
Employee related obligations	(18.0)	(18.9)
Net amount recognized	$(17.5)	$(18.4)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021
Other Postemployment Benefits
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22.0	$20.3
Service cost	0.7	0.8
Interest cost	0.2	0.4
Benefits paid	(0.7)	(0.6)
Actuarial loss	—	1.1
Projected benefit obligation at end of year	$22.1	$22.0
Amounts recognized on the consolidated balance sheets:
Accrued compensation and employee related obligations	$(2.9)	$(2.2)
Employee related obligations	(19.2)	(19.8)
Net amount recognized	$(22.1)	$(22.0)

PBO is the actuarial present value of benefits attributable to employee service rendered to date and reflects the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service to date, but does not include the effects of estimated future pay increases.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

The following table reflects the ABO for all defined benefit plans as of January 2, 2022 and January 3, 2021. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	January 2, 2022	January 3, 2021
ABO	$34.4	$36.0
Plans with PBO in excess of plan assets
PBO	$23.0	$24.4
Fair value of plan assets	5.3	5.3
Plans with ABO in excess of plan assets
PBO	$21.1	$21.7
ABO	18.6	18.8
Fair value of plan assets	3.5	3.2

The pretax amounts that are not yet reflected in the net periodic benefit cost and are included in AOCI as of January 2, 2022, January 3, 2021 and December 29, 2019 include the following:

	January 2, 2022	January 3, 2021	December 29, 2019
Defined Benefit Plans
Accumulated net actuarial losses	$(2.1)	$(2.6)	$(4.0)
Other Postemployment Benefits
Accumulated net actuarial losses	$(1.1)	$(1.2)	$—
Accumulated prior service cost	(0.1)	(0.2)	(0.2)
Net amount recognized	$(1.2)	$(1.4)	$(0.2)

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Components of net periodic benefit cost

The following table sets forth the components of net periodic benefit cost:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Defined Benefit Plans
Net periodic benefit cost:
Service cost	$2.6	$2.4	$2.2
Interest cost	0.4	0.3	0.5
Expected return on plan assets	(0.7)	(0.7)	(0.6)
Amortization of net loss	(0.2)	(0.1)	(0.4)
Settlement loss (gain)	0.2	0.2	(0.7)
Net periodic benefit cost	$2.3	$2.1	$1.0
Changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial (gain) loss	$(0.3)	$(1.4)	$1.5
Net translation adjustment	(0.2)	0.2	—
Amortization of gain (loss)	—	(0.1)	1.0
Total (income) loss recognized in other comprehensive loss	$(0.5)	$(1.3)	$2.5
Total recognized in net periodic benefit cost and other comprehensive loss	$1.8	$0.8	$3.5

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Other Postemployment Benefit Plans
Net periodic benefit cost:
Service cost	$0.7	$0.7	$0.8
Interest cost	0.2	0.4	0.6
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$0.9	$1.1	$1.4
Changes in benefit obligations recognized in other comprehensive loss:
Net actuarial loss	$—	$1.1	$0.7
Amortization of prior service cost	—	—	—
Total loss recognized in other comprehensive loss	$—	$1.1	$0.7
Total recognized in net periodic benefit cost and other comprehensive loss	$0.9	$2.2	$2.1

The components of net periodic benefit cost other than the service cost component are recorded in Other expense, net in the consolidated statements of operations.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Assumptions and sensitivities

In determining the defined benefit obligations for the fiscal years ended January 2, 2022 and January 3, 2021, the Company used the following weighted-average assumptions:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021
Defined Benefit Plans
Discount rate	1.3%	1.2%
Rate of compensation increases	2.5%	2.5%
Other Postemployment Benefit Plans
Discount rate	2.1%	1.7%

In determining the net periodic benefit cost for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company used the following weighted-average assumptions:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Defined Benefit Plans
Discount rate	1.2%	1.0%	1.5%
Rate of compensation increases	2.5%	2.5%	2.7%
Return on plan assets	2.8%	2.8%	2.8%
Other Postemployment Benefit Plans
Discount rate	1.8%	2.4%	3.8%

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

A significant factor in estimating future per capita cost of covered healthcare benefits for retirees is the healthcare cost trend rate assumption. The rate used as of January 2, 2022 was 6.1% trending down to 4.5% in 2036. The healthcare cost trend rate assumption for the upcoming year is 5.6%.

Anticipated contributions to defined benefit plans

For funded plans, our policy is to fund amounts for defined benefit plans sufficient to meet minimum requirements set forth in applicable benefit and local tax laws. Based upon the same assumptions used to measure the defined benefit obligations at January 2, 2022, the Company expects to contribute $1.9 million to defined benefit plans in fiscal year 2022.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Estimated future benefit payments

The following table reflects the total benefit payments expected to be made for defined benefit plans and other long-term postemployment benefits:

	Defined Benefit Plans	Other Postemployment Benefit Plans
Fiscal Year 2022	$2.2	$2.9
Fiscal Year 2023	2.2	3.4
Fiscal Year 2024	3.3	3.6
Fiscal Year 2025	2.3	2.5
Fiscal Year 2026	1.9	2.0
Fiscal Years 2027-2031	13.1	6.7

Plan assets

The tables below present the fair value of the defined benefit pension plans by level within the fair value hierarchy, as described in Note 3–Summary of Significant Accounting Policies, at January 2, 2022 and January 3, 2021.

	Fair Value Measurements at January 2, 2022
	Total	Level 1	Level 2	Level 3
U.S. equity securities	$3.3	$3.3	$—	$—
Japan equity securities	4.9	4.9	—	—
Other international equity securities	1.7	1.7	—	—
U.S. government bonds	0.3	0.3	—	—
Japan government bonds	0.2	0.2	—	—
Other international government bonds	1.9	1.9	—	—
Cash and cash equivalents	6.2	6.2	—	—
Insurance contracts	5.6	—	—	5.6
Total	$24.1	$18.5	$—	$5.6

	Fair Value Measurements at January 3, 2021
	Total	Level 1	Level 2	Level 3
U.S. equity securities	$3.1	$3.1	$—	$—
Japan equity securities	4.9	4.9	—	—
Other international equity securities	1.7	1.7	—	—
U.S. government bonds	0.3	0.3	—	—
Japan government bonds	0.7	0.7	—	—
Other international government bonds	1.9	1.9	—	—
Cash and cash equivalents	7.3	7.3	—	—
Insurance contracts	4.8	—	—	4.8
Total	$24.7	$19.9	$—	$4.8

The Company has funded defined benefit plans in Japan, Belgium and Switzerland. The Japanese plan asset consists primarily of Japan equity and government bond securities, U.S. equity and government bond securities, other international equity and debt securities and cash and cash equivalents. The plan assets are invested in assets with quoted prices in active markets and therefore are classified as Level 1 assets. The Company’s investment strategy is to maintain a target rate of return that is higher than that required to maintain sound pension plan management into the future. In order to achieve its investment targets, the Company has established an asset composition ratio which was formulated from a long-term perspective, taking into account the maturity of the pension plan and other factors. The Company considers expected returns and risks of returns, as well as the correlation between the returns of each investment asset, the diversification of its investments, and other factors related to risk management in order to maximize returns in accordance with its targeted asset mix to achieve its investment targets. The target allocation rates of the Japanese plan is 46% for debt securities, 51% for equity securities and 3% for other assets. The Belgium and Switzerland plan assets consist solely of insurance contracts that are pledged on behalf of employees with benefits in certain countries and are classified as Level 3 assets.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

The table below presents a rollforward of activity for the Level 3 assets for the fiscal years ended January 2, 2022 and January 3, 2021.

Balance at December 29, 2019	$3.6
Net purchases and settlements	1.0
Currency translation adjustment	0.2
Balance at January 3, 2021	4.8
Net purchases and settlements	1.0
Currency translation adjustment	(0.3)
Balance at January 2, 2022	$5.6

Defined contribution plans

The Company offers defined contribution plans to eligible employees primarily in the U.S., whereby employees contribute a portion of their compensation. Company matching and other Company contributions are also provided to the plans. Once Company matching contributions have been paid, the Company has no further payment obligations. The Company’s contributions for its employees totaled approximately $19 million, $15 million and $16 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively, which are recognized as expense as incurred in the consolidated statements of operations.

(15) Other financial information

The following provides components of certain captions in the consolidated statements of operations.

Other operating expense, net

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Joint Business operating expense	$34.3	$30.1	$39.5
Quidel acquisition-related costs	7.0	—	—
Other(1)	6.2	5.2	9.3
Total other operating expense, net	$47.5	$35.3	$48.8

(1) This line item includes Carlyle management fees, allowance for credit losses, restructuring costs (credits), settlement proceeds on disputed matters and other operating income and expenses. See Note 20–Related Party Transactions for additional detail on Carlyle management fees.

Other expense, net

Other expense, net was $53.1 million for the fiscal year ended January 2, 2022 and primarily related to $2.3 million of net foreign currency losses and loss on early extinguishment of debt of $50.3 million, which was related to the proceeds from the IPO to redeem portions of the Company’s outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility.

Other expense, net was $84.2 million for the fiscal year ended January 3, 2021 and primarily related to $69.5 million of net foreign currency losses, of which $68.2 million was unrealized and loss on early extinguishment of the 2022 Notes of $12.6 million. The unrealized foreign currency losses are mainly related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. Beginning in fiscal year 2021, the Company initiated programs to mitigate the impact of foreign currency exchange rate fluctuations related to intercompany loans in its results.

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(16) Income taxes

U.S. and foreign components of income (loss) before provision for income taxes

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
U.S.	$(108.9)	$(215.3)	$(179.7)
Foreign	82.9	(10.0)	(1.1)
Total	$(26.0)	$(225.3)	$(180.8)

Provision for (benefit from) income taxes

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Current
U.S.	$(0.8)	$(42.3)	$(27.2)
Foreign	23.1	29.8	10.2
Total Current	$22.3	$(12.5)	$(17.0)
Deferred
U.S.	$(0.5)	$0.4	$0.3
Foreign	6.5	(1.3)	(7.2)
Total Deferred	$6.0	$(0.9)	$(6.9)
Provision for (benefit from) income taxes	$28.3	$(13.4)	$(23.9)

Reconciliation to U.S. statutory rate

The applicable tax rate for United Kingdom is 19.0%; however, the U.S. statutory rate has been used as management believes it is more meaningful to the Company. A comparison of the provision for taxes on income at the U.S. statutory rate of 21.0% to the effective tax rate is as follows:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
U.S. Statutory rate	21.0%	21.0%	21.0%
U.S. state and local	2.7%	(0.1)%	(0.2)%
Foreign income taxed at rates other than the applicable U.S. rate	91.4%	10.3%	17.9%
Tax credits	10.2%	0.8%	1.1%
Change in valuation allowance	(171.8)%	(28.3)%	(33.0)%
Foreign tax rate change	(45.3)%	(2.1)%	(2.9)%
Change in uncertain tax positions	(1.5)%	11.7%	17.3%
Foreign exchange gain/loss	(0.2)%	(1.0)%	(1.5)%
Indemnification income	(0.7)%	(3.0)%	(3.4)%
Withholding Tax	(5.2)%	(0.7)%	(1.5)%
Nondeductible/nontaxable items	(10.8)%	(1.2)%	(1.5)%
Nondeductible executive compensation	(10.0)%	—	—
Stock-based compensation	6.5%	(0.3)%	(0.8)%
Other—net	4.7%	(1.2)%	0.8%
Effective tax rate	(109.0)%	5.9%	13.3%

The effective tax rate for the fiscal year ended January 2, 2022 differs from the U.S. federal statutory rate primarily due to (1) a net cost of $44.7 million for the impacts of operating losses in certain subsidiaries not being benefitted due to the establishment of a valuation allowance, (2) a net benefit of $23.8 million related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate and (3) a net cost of $11.8 million for the tax expense associated with the remeasurement of deferred tax assets and liabilities due to the enactment of new tax rates, primarily in the United Kingdom. Deferred tax assets are reduced by valuation allowances when,

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

based on available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when entities subject to a valuation allowance generate pre-tax earnings or losses, the corresponding increase or decrease in the valuation allowance has an overall impact on the effective tax rate.

The effective tax rate for the fiscal year ended January 3, 2021 differs from the U.S. federal statutory rate primarily due to (1) a net cost of $63.8 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of a valuation allowance, (2) a net benefit of $37.3 million related to a decrease in the Company’s pre-Acquisition reserves for uncertain tax positions due to the settlement of certain tax matters, (3) partially offset by a net cost of $5.7 million related to an increase in certain post-Acquisition non-U.S. reserves for uncertain tax positions and (4) a net benefit of $23.1 million for non-U.S. earnings being taxed at rates that are different than the U.S statutory rate.

The effective tax rate for the fiscal year ended December 29, 2019 differs from the U.S. federal statutory rate primarily due to (1) a net cost of $60.0 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of a valuation allowance, (2) a net benefit of $43.0 million for the decrease in the Company’s pre-Acquisition state and non-U.S. reserves for uncertain tax positions due to the settlement of certain tax matters, (3) partially offset by a net cost of $11.2 million for the increase in the Company’s interest expense on prior year reserves for uncertain tax positions and (4) a net benefit of $32.2 million for non-U.S. earnings being taxed at rates that are different than the U.S statutory rate.

Deferred tax balances

	January 2, 2022	January 3, 2021
Deferred tax assets
Tax loss and credit carry forwards	$571.1	$535.8
Allowances and reserves	27.8	26.7
Accrued liabilities	5.2	5.1
Operating lease liability	7.9	7.9
Employee related obligations	24.1	20.9
Capitalized transaction costs	7.8	7.1
Other	12.3	19.4
Total deferred tax assets	656.2	622.9
Less: Valuation Allowance	(591.2)	(554.8)
Net, Deferred tax assets	$65.0	$68.1
Deferred tax liabilities
Goodwill and intangibles	$(79.3)	$(76.8)
Depreciation	(28.8)	(31.4)
Right-of-use asset	(7.8)	(7.8)
Unrealized (gain)/loss	(7.8)	(7.7)
Other	(3.7)	(3.7)
Total deferred tax liabilities	(127.4)	(127.4)
Net, Deferred tax liability	$(62.4)	$(59.3)

	January 2, 2022	January 3, 2021
Non-current deferred tax asset	$9.7	$8.0
Non-current deferred tax liability	(72.1)	(67.3)
Net, Deferred tax liability	$(62.4)	$(59.3)

As of January 2, 2022, the Company had a net deferred tax asset for tax losses and credit carryforwards of $571.1 million. This amount consists of $365.6 million of net operating loss carryforwards, $32.8 million of credit carryforwards and $172.7 million of interest deduction limitation carryforwards, net of uncertain tax positions.

As of January 2, 2022, the Company had $887.1 million of U.S. federal net operating loss carryforwards; of which $473.0 million are subject to expiration through 2037 and $414.1 million are not subject to expiration. In addition, the Company has $528.5 million of state net operating loss, which will expire in years 2022 through 2041. As of January 2, 2022, Company had $12.6 million of U.S. general business credit carryforwards which will begin to expire in 2034 and $25.6 million state business credit carryforwards which will begin

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

to expire in 2029. As of January 2, 2022, the Company had $513.8 million of net operating loss carryforwards in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $304.9 million have no expiration and the remaining $208.9 million will expire in years through 2041.

The Company had valuation allowances that primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States and Luxembourg of $591.2 million as of January 2, 2022 and $554.8 million as of January 3, 2021.

Total gross unrecognized tax benefits

The following table summarizes the activity related to gross unrecognized tax benefits:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of fiscal year	$27.5	$110.4	$143.4
Increase related to positions taken on items from prior years	0.1	19.8	—
Decrease related to positions taken on items from prior years	(1.0)	(22.1)	(29.9)
Increase related to positions taken on items in current years	1.5	1.7	0.2
Decrease due to settlements	—	(81.9)	(3.1)
Decrease due to expiration of statutes of limitations	(0.2)	(0.4)	(0.2)
Balance at end of fiscal year	$27.9	$27.5	$110.4

As of January 2, 2022, the total amount of unrecognized tax benefits was $27.9 million ($27.5 million as of January 3, 2021), of which $22.9 million would impact the effective tax rate, if recognized ($23.1 million as of January 3, 2021). As of January 2, 2022, the amount of tax indemnification that would impact earnings (loss) before Provision for (benefit from) income taxes if recognized would be $10.5 million ($11.6 million as of January 3, 2021). The net increase in the balance from the beginning of the year relates to an increase in certain pre-Acquisition non-U.S. reserves for uncertain tax positions. The Company estimates that within the next twelve months, its uncertain tax positions, excluding interest will decrease by $3.0 million.

The Company is subject to income tax in approximately 35 jurisdictions outside the U.S. The Company’s most significant operations outside the U.S. are located in China, France, Japan, and the United Kingdom. For these jurisdictions for which the Company has significant operations, the statute of limitations varies by jurisdiction, with 2013 being the oldest tax year still open. The Company is currently under audit in certain jurisdictions for tax years under the responsibility of Johnson & Johnson. Pursuant to the Acquisition Agreement, all tax liabilities related to these tax years will be indemnified by Johnson & Johnson.

The Company includes interest expense and penalties related to unrecognized tax benefits as part of the Provision for (benefit from) income taxes. The Company recognized a benefit related to interest and penalties associated with unrecognized tax benefits of $0.4 million, $35.2 million and $1.5 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The Company’s accrual for interest and penalties was $6.4 million and $6.1 million as of January 2, 2022 and January 3, 2021, respectively. The Company classifies liabilities for unrecognized tax benefits and related accrued interest and penalties as either “Accrued Liabilities” or “Other liabilities” depending upon expected payment date. The Company includes the offset for interest and penalties related to unrecognized tax benefits to be reimbursed by Johnson & Johnson pursuant to the indemnification provisions in the Acquisition Agreement in Other operating expense, net.

As of January 2, 2022, the Company had $34.3 million of unrecognized tax benefits, including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. The Acquisition Agreement includes indemnification provisions with respect to tax liabilities, including reserves for unrecognized tax benefits existing at the Day 1 Closing Date. The Acquisition Agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the Acquisition, including reserves for unrecognized tax benefits. As of January 2, 2022, the indemnification receivable from Johnson & Johnson totaled $16.1 million, of which $15.4 million was included in Other assets and $0.7 million was included in Other current assets. As of January 3, 2021, the indemnification receivable from Johnson & Johnson totaled $17.0 million, all of which was included in Other assets.

Income taxes paid during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 were $22.2 million, $16.8 million and $8.4 million, respectively.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

The following table summarizes the changes to the valuation allowance for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019:

	Beginning Balance	Additions (deductions) charged to provision for (benefit from) income taxes	Currency translation/ other	Ending Balance
Deferred tax valuation allowance
Fiscal year ended January 2, 2022	$554.8	45.4	(9.0)	$591.2
Fiscal year ended January 3, 2021	$484.1	63.0	7.7	$554.8
Fiscal year ended December 29, 2019	$419.7	64.7	(0.3)	$484.1

(17) Stock-based compensation

Stock-based compensation, which was recorded as components of Cost of revenue, Selling, marketing and administrative expenses and Research and development expense, for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019 are presented below:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cost of revenue	$0.5	$0.8	$1.8
Selling, marketing and administrative expenses	21.5	7.5	16.4
Research and development expense	0.5	0.2	0.5
Total stock-based compensation	$22.5	$8.6	$18.6

Description of equity incentive plan

On October 22, 2014, UK Holdco’s Board of Directors approved the Ortho Clinical Diagnostics Holding plc (formerly known as Ortho-Clinical Diagnostics Bermuda Co. Ltd.) 2014 Equity Incentive Plan (the “2014 Plan”) which reserved an aggregate of 15,190,387 ordinary shares of the Company for issuance to employees, directors and consultants (“Options”). The 2014 Plan provides for the issuance of stock options, restricted stock and other stock-based awards. Options and restricted shares granted must be authorized by the Board of Directors of UK Holdco or a designated committee thereof (the “Plan Administrator”). The terms of the options may vary with each grant and are determined by the Plan Administrator within the guidelines of the 2014 Plan. In December 2019, the Company increased the number of shares reserved under the 2014 Plan to 20,356,346. In January 2021, prior to the commencement of our IPO, the Board of Directors adopted and our shareholders approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved up to 79,670,000 ordinary shares that may be issued under the 2021 Plan.

Stock options

Options granted under the 2014 Plan provide for time-based vesting for a portion of the Options, performance-based vesting for a portion of the Options and liquidity event vesting for a portion of the Options. The time-based Options generally vest ratably over three to five years. Upon the occurrence of a Liquidity Event (as defined in the 2014 Plan), the liquidity-based Options vest immediately prior to the Liquidity Event. The performance-based Options vest and become exercisable based upon achievement of certain market conditions such as share price, performance conditions such as earnings or shareholder return targets, or both.

On January 11, 2019, the Board of Directors approved the Amendment to the Stock Option Agreement, whereby performance-based options that did not vest based on applicable minimum earnings targets will vest over a specified period of time. The Company accounted for this as a modification and recognized additional compensation expense of approximately $14.7 million during fiscal year 2019.

On May 3, 2021, the Board of Directors approved a modification to the vesting of Liquidity Event option awards held by certain former members of management, for which the original vesting was contingent on a certain liquidity event as defined by the option agreement. The modification changed the vesting for the award such that the entirety of the award vested on the date the modification was approved by the Board of Directors. The modification resulted in an additional $4.6 million of stock-based compensation expense recognized during the fiscal year ended January 2, 2022, which was recorded as component of Selling, marketing and administrative expenses.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

A summary of stock option activity for the fiscal year ended January 2, 2022 is presented below:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual life (years)
Number of shares under option:
Outstanding as of January 3, 2021	16,080,124	$9.66	$3.93	3.56
Granted	270,119	16.46	7.04
Canceled	(1,056,687)	11.91	3.71
Exercised	(2,338,652)	6.86	3.88
Outstanding as of January 2, 2022	12,954,904	$10.13	$4.02	3.15
Exercisable as of January 2, 2022	7,596,739	8.27	3.85	2.51
Expected to vest as of January 2, 2022	1,823,386	12.65	5.20	4.01
Total vested and expected to vest as of January 2, 2022	9,420,125	$9.12	$4.11	2.80

During the fiscal year ended January 2, 2022, the Company granted under the 2014 Plan, 80,250 time-based stock options at a weighted average exercise price of $19.68 per share and a weighted average grant date fair value of $9.15 per option and 189,869 performance-based stock options at a weighted average exercise price of $15.10 per share and a weighted average grant date fair value of $6.15 per option.

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

Information related to the assumptions used to estimate the grant fair value of shares using the Black-Scholes option price model follows:

Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Grant date fair value of ordinary share, per share	$ 19.06 – $19.97	$ 12.56 – $14.13	$11.92–$12.55
Range of expected term	5.50 – 6.25	0.3 – 4.80	1.00 – 6.14
Range of expected volatility	45% – 50%	55% – 80%	45% – 55%
Weighted-average dividend rate	0%	0%	0%
Range of risk-free rates	1.07% – 1.10%	0.11% – 0.30%	1.50% – 2.56%

During fiscal 2021, certain performance-based awards at the date of grant were estimated using the Monte-Carlo simulation model with the following assumptions:

Fiscal Year Ended January 2, 2022
Grant date fair value of ordinary share, per share	$ 19.06 – $19.97
Range of expected volatility	35%
Expected annual dividend yield	0%
Range of risk-free interest rates	1.63%

Prior to the initial public offering in February 2021, the Company estimated the per share fair value of its ordinary shares using a contemporaneous valuation. In conducting this valuation, the Company considered all objective and subjective factors believed to be

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

relevant, including its best estimate of the Company’s business condition, prospects and operating performance. Within this contemporaneous valuation, a range of factors, assumptions and methodologies were used. The significant factors included:

• the fact that at the time of the grant, the Company was a private company with illiquid securities;

• historical operating results;

• discounted future cash flows, based on projected operating results;

• financial information of comparable public companies; and

• the risk involved in the investment, as related to earnings stability, capital structure, competition and market potential.

For the contemporaneous valuation of the ordinary shares, management estimated, as of the issuance date, the Company’s enterprise value on a continuing operations basis, using both the income approach and the market approach, with equal weights assigned to each. The income approach utilized the discounted cash flow (“DCF”) methodology based on the Company’s financial forecasts and projections, as detailed below. For the DCF methodology, the Company prepared annual projections of future cash flows. These projected cash flows were projected at long-term sustainable growth rates consistent with long-term inflationary and industry expectations. The Company’s projections of future cash flows were based on its estimated net debt-free cash flows and were discounted to the valuation date using a weighted-average cost of capital estimated based on market participant assumptions. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure. Under the market approach, the Company’s enterprise value is based on trading multiples of these comparable companies.

As of January 2, 2022, the Company had $19.3 million of unrecognized compensation expense relating to outstanding unvested stock options. Compensation expense is recognized for the fair value of the stock options over the requisite service period of the awards, which is generally the vesting period. This expense is expected to be recognized over a weighted-average period of 1.22 years.

Restricted shares and restricted stock units

A summary of all restricted stock activity during the fiscal year ended January 2, 2022 is as follows:

	Number of shares	Weighted average grant date fair value
Restricted shares
Restricted shares outstanding as of January 3, 2021	696,863	$13.62
Granted	—	—
Vested	(308,139)	13.27
Restricted shares outstanding as of January 2, 2022	388,724	$13.48
Restricted stock units
Restricted stock units outstanding as of January 3, 2021	318,680	$14.13
Granted	176,000	19.86
Vested	(327,780)	14.27
Restricted stock units outstanding as of January 2, 2022	166,900	$19.90

The recipients of the restricted stock have all the rights of a stockholder with respect to the restricted shares of stock, including the right to receive any cash or stock dividend or other distribution paid to be made with respect to the restricted share of stock. These shares of restricted stock vest based on the terms as determined by the Executive Committee of the Board of Directors. Any unvested restricted shares are forfeited in the event of termination. As of January 2, 2022, the Company had $1.6 million of unrecognized compensation expense relating to outstanding unvested restricted stock awards.

The recipients of the restricted stock units will have no rights of a shareholder with respect to shares subject to any restricted stock unit unless and until the ordinary shares are delivered in settlement of the restricted share unit. The Company may provide that settlement of the restricted stock unit will occur upon or as soon as reasonably practicable after the unit vests or will instead be deferred, on a mandatory basis or at the recipient’s election. If the Company provides, a grant of restricted stock unit may provide a recipient with the

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

right to receive dividend equivalents. As of January 2, 2022, the Company had $1.7 million of unrecognized compensation expense relating to outstanding unvested restricted stock units awards.

On May 3, 2021, the Board of Directors approved a modification to the vesting of restricted stock awards held by certain members of management, for which the original vesting pattern was on a cliff-vesting basis over a three-year period. Upon modification, the vesting for 50% of the award was accelerated to six months from the date of the Company’s IPO. The result of the modification was an additional $1.5 million of stock-based compensation expense recorded for the fiscal year ended January 2, 2022, which was recorded as a component of Selling, marketing and administrative expenses. There was no modification to the vesting conditions for the remaining 50% of the award and no additional shares granted as a result of the modification. The total unrecognized expense relating to unvested shares for this award as of the fiscal year ended January 2, 2022 was $0.5 million and will be recognized over a period of one year.
(18) Noncash investing and financing activities

During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company made noncash transfers of instrument inventories from Inventories to Property, plant and equipment of $106.3 million, $132.3 million and $118.6 million, respectively.

As of January 2, 2022, January 3, 2021 and December 29, 2019, accounts payable and accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized computer software and development costs of $17.2 million, $11.4 million and $14.1 million, respectively. The changes in these balances are excluded from changes in Accounts payable and Accrued liabilities in the consolidated statements of cash flows.

(19) Segments and geographic information

The Company is engaged in the design, development, manufacturing, marketing, distribution and sale of diagnostic instruments and assays for hospitals, laboratories and blood and plasma centers worldwide. The Company manages its business by geographic location.

The Company has five geographically based operating segments: Americas, Europe the Middle East and Africa (“EMEA”), Greater China, Japan and Asia Pacific (“ASPAC”). The Company’s reportable segments consist of Americas, EMEA and Greater China. Although the reportable segments provide similar products and services, each one is managed separately to better align with the market dynamics of each geographic region. Japan and ASPAC are immaterial operating segments not considered as reportable segments and are included in “Other.”

The Company’s CEO is the chief operating decision maker (“CODM”). The CODM evaluates segment profitability using Net revenue and effective January 4, 2021, the Company changed the basis for which it measures segment profit or loss from Management EBITDA to Adjusted EBITDA.

Net revenue for geographic segments are generally based on the location of customers and sales through the Company’s operations located in those geographic locations. Adjusted EBITDA for each segment is defined as segment net income (loss), plus interest expense, income taxes, depreciation and amortization, and eliminates certain non-operating income or expense and impacts of certain noncash, unusual or other items that are included in net income (loss) that are not considered by management to be indicative of ongoing operating performance. Management EBITDA was defined as Adjusted EBITDA, further adjusted for other items, including realized foreign currency gains and losses, impact from adoption of accounting standards, costs in connection with COVID-19 and other immaterial management adjustments. Beginning in fiscal year 2021, the CODM reviews the Company’s segment results on an Adjusted EBITDA basis. The Company has retroactively recast its fiscal year 2020 results on the new basis for comparability. However, it is impracticable for the Company to retroactively recast its segments results for fiscal year 2019. Accordingly, fiscal year 2019 segment results below are presented on a Management EBITDA basis.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Net revenue by segment is as follows:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Americas	$1,228.9	$1,067.3	$1,042.5
EMEA	276.3	240.6	251.5
Greater China	274.4	229.6	242.5
Other	263.2	228.7	265.0
Net revenue	$2,042.8	$1,766.2	$1,801.5

Adjusted EBITDA by segment is as follows:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021
Americas	$516.6	$463.1
EMEA	63.9	41.9
Greater China	129.2	108.0
Other	79.9	65.9
Total Segment Adjusted EBITDA	789.6	678.8
Corporate (1)	(241.5)	(230.4)
Depreciation and amortization	(328.1)	(325.9)
Interest expense, net	(146.0)	(198.2)
Loss on extinguishment of debt	(50.3)	(12.6)
Stock-based compensation	(22.2)	(8.6)
Restructuring and severance-related costs	(8.2)	(11.7)
Arbitration award	7.4	—
Quidel acquisition-related costs	(7.0)	—
Tax indemnification expense, net	(0.8)	(31.2)
Costs related to Ortho's initial public and secondary offerings	(5.4)	(7.8)
EU medical device regulation transition costs	(4.0)	(4.3)
Unrealized foreign currency exchange losses	—	(63.0)
Other adjustments	(9.5)	(10.5)
Loss before provision for (benefit from) income taxes	$(26.0)	$(225.3)

(1) Corporate primarily consists of costs related to executive and staff functions, including certain finance, human resources, manufacturing, and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Company’s Corporate function also includes debt and stock-based employee compensation expense associated with all employee stock-based awards.

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Management EBITDA by segment for the fiscal year ended December 29, 2019 is as follows:

Fiscal Year Ended
December 29, 2019
Americas	$418.4
EMEA	54.9
Greater China	118.4
Other	88.8
Total Segment Management EBITDA	680.5
Corporate (1)	(177.9)
Depreciation and amortization	(327.5)
Interest expense, net	(231.4)
Stock-based compensation	(18.6)
Restructuring and severance-related costs	(36.0)
Tax indemnification expense, net	(29.2)
EU medical device regulation transition costs	(3.2)
Unrealized foreign currency exchange gains	19.6
Other adjustments	(35.2)
Management adjustments and realized foreign exchange losses	(21.9)
Loss before provision for (benefit from) income taxes	$(180.8)

(1) Corporate primarily consists of costs related to executive and staff functions, including certain finance, human resources, manufacturing, and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Company’s Corporate function also includes debt and stock-based employee compensation expense associated with all employee stock-based awards.

The CODM does not review capital expenditures, total depreciation and amortization or total assets by segment, and therefore this information has been excluded as it does not comprise part of management’s key performance metrics.

Net revenues for the Company’s country of domicile, countries with significant concentrations, and all other countries were as follows:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net revenue
United Kingdom	$27.5	$21.9	$19.9
United States	1,016.1	901.2	855.1
Greater China	274.4	229.6	242.5
Other countries	724.8	613.5	684.0
Total net revenue	$2,042.8	$1,766.2	$1,801.5

Property, plant and equipment, net and Right-of-use assets for the Company’s country of domicile, countries with significant concentrations, and all other countries were as follows:

	January 2, 2022	January 3, 2021
Long-lived assets
United Kingdom	$107.2	$105.6
United States	470.0	507.5
Other countries	244.5	245.6
Total long-lived assets	$821.7	$858.7

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(20) Related party transactions

The Company has consulting services agreements with Carlyle Investment Management, L.L.C. (“CIM”), pursuant to which the Company pays CIM an annual management fee of $3.0 million (the “Management Fee”) for advisory, consulting and other services to be provided to the Company for an initial term of ten years. The Management Fee is payable on a quarterly basis. The Company will also reimburse CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the consulting services agreement, and the Company may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided to the Company under the consulting services agreement. During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company recorded $3.0 million, $3.0 million and $3.1 million of Management Fee expense and other out-of-pocket expenses, respectively.

The Company, as part of the normal course of business, entered into agreements to sell products and provide services to health care diagnostic companies that are portfolio companies of funds affiliated with Carlyle. During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company recognized revenues of $6.3 million, $3.8 million, and $3.5 million from these affiliates, respectively. As of both January 2, 2022 and January 3, 2021, Accounts receivable included amounts related to these healthcare diagnostics companies of $1.2 million.

The Company, as part of normal course of business, purchased inventories from a health care equipment company that is a portfolio company of a fund affiliated with Carlyle. During the fiscal years ended January 2, 2022 and January 3, 2021, the Company purchased inventories of $2.3 million and $2.4 million. As of January 2, 2022, Accounts payable included immaterial amounts related to this healthcare equipment company. As of January 3, 2021, there were no amounts due to this healthcare equipment company.

Portfolio companies of funds affiliated with Carlyle provide Information Technology (“IT”) services to the Company. During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company incurred IT service fees of $1.3 million, $1.1 million and $0.6 million respectively. As of January 2, 2022, Accounts payable included immaterial amounts related to these companies. As of January 3, 2021, Accounts payable included amounts related to these companies of $0.1 million.

Portfolio companies of funds affiliated with Carlyle provide consulting services to the Company. During the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company incurred consulting fees of $1.4 million, $1.1 million and $0.8 million, respectively. As of January 2, 2022, Accounts payable included immaterial amounts related to these companies. As of January 3, 2021, Accounts payable included amounts related to these companies of $0.3 million.

A security services company associated with Carlyle provides services to the Company at one of its facilities. This was a new Carlyle investment in 2021. During the fiscal year ended January 2, 2022, the Company recorded expenses for these services of $1.1 million. As of January 2, 2022, Accounts payable included $0.2 million due to this company.

A pharmacy benefit management organization that is a portfolio company of a fund affiliated with Carlyle started to provide pharmacy services to the Company beginning in fiscal year 2020. During the fiscal years ended January 2, 2022 and January 3, 2021, the Company incurred fees related to pharmacy services of $6.1 million and $5.7 million, respectively. As of January 2, 2022, Accounts payable included amounts related to this pharmacy benefit management organization of $0.3 million. As of January 3, 2021, Accrued liabilities included amounts related to this pharmacy benefit organization of $0.6 million.

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

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(22) Fair value accounting

The carrying amount of cash and cash equivalents, current accounts receivable, accounts payable and short term borrowings approximates fair value because of their short outstanding terms.

The estimated fair values of long-term borrowings were based on trades as reported by a third party bond pricing service. Due to the infrequency of trades of the Notes and Term Loans, these inputs are considered to be Level 2 inputs. The following table presents the fair value of long-term borrowings:

	January 2, 2022	January 3, 2021
Long-term borrowings:
Dollar Term Loan Facility	$1,291.4	$2,627.7
Euro Term Loan Facility	335.7	401.1
2028 Notes	435.4	710.4
2025 Notes	253.2	424.0

(23) Derivative instruments and hedging activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in interest rates and foreign currency. The use of derivatives is intended for hedging purposes only and the Company does not enter into derivative instruments for speculative purposes. The Company’s derivative contracts do not require cash collateral.

Interest rate hedging instruments

The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt including the Senior Secured Credit Facilities. Refer to Note 9–Borrowings for additional information on the currently outstanding components of the Senior Secured Credit Facilities. The Company entered into a series of interest rate cap and swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.

The Company designates certain interest rate derivative instruments as cash flow hedges, including a portion of the outstanding interest rate swaps. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized loss of $11.8 million within OCI as of January 2, 2022 is expected to be reclassified to earnings in the next 12 months.

The Company entered into a series of interest rate cap agreements to hedge its interest rate exposures related to its variable rate borrowings under the Senior Secured Credit Facilities. On July 19, 2019, the Company entered into an interest rate swap agreement, which fixed a portion of the variable interest due on the Company’s variable rate debt on September 27, 2019.

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. During fiscal year 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The following table summarizes the interest rate derivative agreements as of January 2, 2022:

Effective date	Expiration date	Interest rate cap amount	Notional amount (a)	Hedge designation
December 31, 2020	December 31, 2023	3.5%	$1,500.0	Not designated

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Effective date	Expiration date	Description	Fixed rate	Floating rate	Notional amount(a)	Hedge description
September 27, 2019	December 31, 2023	Pay fixed, receive float	1.635%	1-month LIBOR rate	$1,500.0	Cash Flow hedge

(a) The notional value of this instrument is expected to be $1,000 million in fiscal 2022 and $500 million in fiscal 2023.

The Company previously entered into an interest rate cap that was designated as a cash flow hedge. During the fiscal quarter ended September 29, 2019, the Company de-designated its 3.5% interest rate caps upon entering into the interest rate swap agreement that hedges a portion of the Company’s borrowings under the Senior Secured Credit Facilities. Upon de-designation, the Company began prospectively recognizing mark-to-market gains and losses within Other expense, net on the interest rate caps. The remaining loss on the interest rate caps that was deferred in AOCI was being amortized to Interest expense, net until the Company concluded that a portion of the interest on the Company’s previously hedged borrowings was no longer probable of being paid due to the pay down of a portion of the borrowings using proceeds from the IPO in January 2021. Accordingly, $0.6 million of losses that had previously been deferred within AOCI were released into Interest expense, net during the fiscal quarter ended April 4, 2021. During the fiscal year ended January 2, 2022, the Company reclassified $3.7 million of deferred losses from AOCI to Interest expense, net. As of January 2, 2022 and January 3, 2021, the remaining balance of the deferred loss in AOCI was $5.6 million and $9.8 million, respectively.

In February 2021, the Company concluded that a portion of the interest on the Company’s previously hedged borrowings related to the interest rate swap was no longer probable of being paid due to the pay down of a portion of the borrowings using the proceeds from the IPO. Due to this reduction in the hedged borrowings, the Company de-designated the hedging relationship, and contemporaneously re-designated the remaining borrowings. Accordingly, $3.1 million of losses that had previously been deferred within AOCI were released into Interest expense, net during the fiscal quarter ended April 4, 2021. As of January 2, 2022, the remaining balance of the deferred loss in AOCI was $13.9 million.

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

The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Cost of revenue in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is de-designated prospectively. The pre-tax unrealized gain of $1.4 million within OCI as of January 2, 2022 is expected to be reclassified to earnings in the next 12 months.

Foreign exchange risk is also managed through the use of foreign currency debt. During the fiscal year ended January 2, 2022, €260.0 million ($296.0 million) of the Company’s senior secured Euro Term Loan Facility has been designated as, and is effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt instruments are included in foreign currency translation adjustments within AOCI.

The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships, which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized currently in earnings within Other expense, net.

Concurrent with the issuance of the 2028 Notes, the Company entered into U.S. Dollar to Japanese Yen cross currency swaps for total notional of $350.0 million at a weighted average interest rate of 5.56%, with a five-year term to lower interest expense on the 2028 Notes. These cross currency swaps were not designated for hedge accounting, and consequently, changes in their fair value were

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

recorded to Other expense, net. The Company terminated the cross currency swaps on April 1, 2021 and received $12.8 million of cash from net settlement during the fiscal year ended January 2, 2022.

The following table provides details of the foreign currency forward contracts outstanding as of January 2, 2022:

Description	Notional amount	Hedge designation
Foreign currency forward contracts	$434.2	Cash Flow Hedge
Foreign currency forward contracts	$204.0	Not designated

Gains and losses from designated derivative and non-derivative instruments within AOCI during the fiscal years ended January 2, 2022 and January 3, 2021, are recorded as follows:

Designated Hedging Instruments	Amount of loss (gain) recognized in OCI on hedges	Location of amounts reclassified from AOCI into income	Amount of loss (gain) reclassified from AOCI into income
Fiscal Year Ended January 2, 2022
Cash flow hedges:
Foreign currency forward contracts	$(4.2)	Cost of revenue	$2.3
Interest rate derivatives	(7.5)	Interest expense, net	26.9
Net investment hedges:
Foreign currency-denominated debt (a)	(9.4)	N/A	N/A
Fiscal Year Ended January 3, 2021
Cash flow hedges:
Foreign currency forward contracts	$2.3	Cost of revenue	$(5.3)
Interest rate derivatives	47.1	Interest expense, net	(1.0)
(a)
The amount of loss (gain) recognized in OCI for the foreign-currency denominated debt is presented within the CTA component of OCI. These gains and losses will remain in CTA until the related hedged item affects earnings, which would occur upon disposal or complete or substantial liquidation of the underlying hedged entities.

The following table presents the effect of the Company’s designated derivative instruments within Interest expense, net and Cost of revenue in the consolidated statements of operations:

	Fiscal Year Ended January 2, 2022		Fiscal Year Ended January 3, 2021
	Interest expense, net	Cost of revenue	Interest expense, net	Cost of revenue
Total amount of line item in consolidated financial statements of operations where effects of hedges were presented:	$146.0	$1,006.8	$198.2	$908.2
Effects of cash flow hedging relationships
Loss (Gain) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into income	N/A	$(2.3)	N/A	$(5.3)
Amount reclassified from AOCI into income due to a forecast transaction that is no longer probable of occurring	N/A	—	N/A	—
Interest rate derivative contracts:
Amount of loss (gain) reclassified from AOCI into income	$26.9	N/A	$(1.0)	N/A
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	3.7	N/A	—	N/A

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Fair value (gains) and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in other expense, net and were as follows:

	Fiscal Year Ended
Non-designated hedging instruments	January 2, 2022	January 3, 2021	December 29, 2019
Interest rate cap derivatives	$(0.2)	$1.5	$16.0
Foreign currency derivatives	32.1	(2.1)	(1.8)
Cross currency swaps	(24.0)	6.0	—

The following table presents the location and fair values of designated hedging instruments recognized within the consolidated balance sheets. The fair values of designated hedging instruments have been determined using Level 2 inputs.

	January 2, 2022	January 3, 2021
Interest rate derivatives:
Accrued liabilities	$—	$0.1
Other liabilities	13.9	44.1
Foreign currency forward contracts:
Other current assets	4.5	4.2
Accrued liabilities	4.3	10.0

The following table presents the location and fair values of non-designated hedging instruments recognized within the consolidated balance sheets. The fair values of non-designated hedging instruments have been determined using Level 2 inputs.

	January 2, 2022	January 3, 2021
Interest rate derivatives:
Accrued liabilities	$—	$0.1
Other liabilities	5.2	11.1
Foreign currency forward contracts:
Other current assets	0.9	0.3
Accrued liabilities	1.1	0.1
Cross currency interest rate swap contracts:
Other current assets	—	2.0
Other liabilities	—	10.8

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

(24) Accumulated other comprehensive loss

The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Pension and other postemployment benefits	Foreign currency derivatives	Interest rate cap derivatives	Unrealized foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 30, 2018	$(1.0)	$0.6	$11.8	$(63.6)	$(52.2)
Current period deferrals	(2.3)	3.1	(9.6)	(0.9)	(9.7)
Amounts reclassified to net loss	(1.0)	(1.0)	(7.8)	—	(9.8)
Cumulative effect of change in accounting standard	—	—	(0.2)	—	(0.2)
Net change	(3.3)	2.1	(17.6)	(0.9)	(19.7)
Balance at December 29, 2019	(4.3)	2.7	(5.8)	(64.5)	(71.9)
Current period deferrals	(0.1)	(2.3)	(43.4)	59.4	13.6
Cumulative effect of change in accounting standard	—	—	(3.7)	—	(3.7)
Amounts reclassified to net loss	(0.1)	(5.3)	(1.0)	—	(6.4)
Net change	(0.2)	(7.6)	(48.1)	59.4	3.5
Balance at January 3, 2021	(4.5)	(4.9)	(53.9)	(5.1)	(68.4)
Current period deferrals	1.2	4.2	7.5	(17.5)	(4.5)
Amounts reclassified to net loss	—	2.3	26.9	—	29.2
Net change	1.2	6.6	34.4	(17.5)	24.7
Balance at January 2, 2022	$(3.3)	$1.7	$(19.5)	$(22.6)	$(43.7)

The income tax related to the change in pension and other postemployment benefits for the fiscal year ended January 2, 2022, January 3, 2021 and December 29, 2019 was immaterial. Foreign currency translation is not adjusted for income taxes relating to permanent investments in foreign subsidiaries.

(25) Financial Information of Registrant (Parent Company Only)

Ortho Clinical Diagnostics Holdings plc

(Parent Company Only)

Statements of operations and comprehensive loss

(In millions)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Selling, marketing and administrative expenses	$3.5	$—	$—
Equity in loss of subsidiaries	(50.8)	(211.9)	(156.9)
Net loss	(54.3)	(211.9)	(156.9)
Equity in other comprehensive income (loss) of subsidiaries	24.7	4.2	(19.7)
Total comprehensive loss	$(29.6)	$(207.7)	$(176.6)

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Ortho Clinical Diagnostics Holdings plc

(Parent Company Only)

Balance sheets

(In millions, except share and per share data)

	January 2, 2022	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$17.0	$1.8
Receivables from subsidiaries	—	0.2
Investments in subsidiaries	400.9	—
Loans receivable from subsidiaries	—	3.2
Total assets	$417.9	$5.2
Liabilities and Shareholders’ Equity (Deficit)
Payables to subsidiaries	$6.9	$0.8
Accrued expenses	0.5	—
Investments in subsidiaries	—	1,015.2
Total liabilities	7.4	1,016.0
Preferred Redeemable shares, $1.39 nominal value per share, 50,000 and no shares issued and outstanding as of January 2, 2022 and January 3, 2021	0.1	—
Ordinary shares, $0.00001 par value, 1,000,000,000 shares authorized, 237,203,879 and 147,295,511 shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively	—	—
Additional paid-in capital	2,425.9	975.1
Accumulated deficit	(1,971.8)	(1,917.5)
Accumulated other comprehensive loss	(43.7)	(68.4)
Total shareholders’ equity (deficit)	410.5	(1,010.8)
Total liabilities and shareholders’ equity (deficit)	$417.9	$5.2

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Ortho Clinical Diagnostics Holdings plc

(Parent Company Only)

Statements of cash flows

(In millions)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash Flows from Operating Activities:
Net loss	$(54.3)	$(211.9)	$(156.9)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss in subsidiaries	50.8	211.9	156.9
Changes in operating assets and liabilities	4.5	—	—
Cash provided by operating activities	1.0	—	—
Cash Flows from Investing Activities:
Increase in investment in subsidiaries	(1,416.1)	—	—
Net increase in intercompany loans	—	—	(3.3)
Cash used in investing activities	(1,416.1)	—	(3.3)
Cash Flows from Financing Activities:
Proceeds from initial public offering	1,426.4	—	—
Payment of initial public offering costs	(9.2)	—	—
Proceeds from exercise of stock options	13.1	1.8	—
Repurchase of common stock	—	—	(0.3)
Cash provided (used in) by financing activities	1,430.3	1.8	(0.3)
Effect of exchange rate changes on cash	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	15.2	1.8	(3.6)
Cash, cash equivalents and restricted cash at beginning of year	1.8	—	3.6
Cash, cash equivalents and restricted cash at end of year	$17.0	$1.8	$—

Ortho Clinical Diagnostics Holdings plc

Notes to Consolidated Financial Statements

January 2, 2022

(Dollars in millions, unless otherwise stated)

Note to Registrant’s Condensed Financial Statements (Parent Company Only)

Basis of Presentation

These condensed Ortho Clinical Diagnostics Holdings plc (“Ortho” or “Parent Company”) only financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of the subsidiaries of the Parent Company exceed 25% of the consolidated net assets of the Parent Company as stipulated by Rule 5-04, Section I from Regulation S-X. The ability of the Parent Company’s operating subsidiaries to pay dividends is restricted due to the terms of the subsidiaries’ Credit Agreement and indentures as defined in Note 9–Borrowings, to the consolidated financial statements.

The Parent Company is a public limited company incorporated under the laws of England and Wales. On December 16, 2020, upon incorporation, Parent Company had an initial share capital of one ordinary share and 50,000 preferred redeemable shares. On January 25, 2021, Parent Company became the new holding company of Bermuda Holdco and its subsidiaries and Carlyle, and all other shareholders of Bermuda Holdco contributed all of their outstanding equity interests in Bermuda Holdco to the Parent Company in exchange for ordinary shares of Parent Company on a 1-for-1 basis.

The Parent Company is a holding company that conducts substantially all of its business operations through its subsidiaries. These condensed Parent Company only financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the Parent Company accounts for investments in its subsidiaries using the equity method. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.