Form 10-Q
period 2022-04-03
Ortho Clinical Diagnostics Holdings plc
filed 2022-05-10
CIK 1828443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

As of April 29, 2022, the registrant had 237,734,877 ordinary shares outstanding ($0.00001 par value per share).

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Net revenue	$500.1	$506.8
Cost of revenue, excluding amortization of intangible assets	249.5	248.2
Selling, marketing and administrative expenses	129.5	131.5
Research and development expense	32.2	28.9
Amortization of intangible assets	33.2	33.4
Other operating expense, net	8.6	7.4
Income from operations	47.1	57.4
Interest expense, net	32.5	43.4
Tax indemnification income, net	(0.2)	(0.2)
Other (income) expense, net	(3.5)	50.0
Income (loss) before income taxes	18.3	(35.8)
Provision for income taxes	3.5	3.3
Net income (loss)	$14.8	$(39.1)
Basic net income (loss) per ordinary share	$0.06	$(0.19)
Basic weighted-average ordinary shares outstanding	237.2	206.2
Diluted net income (loss) per ordinary share	$0.06	$(0.19)
Diluted weighted-average ordinary shares outstanding	242.0	206.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Net income (loss)	$14.8	$(39.1)
Other comprehensive income, before tax:
Foreign currency derivatives	(2.8)	3.6
Interest rate derivatives	21.4	12.4
Foreign currency translation adjustments	(6.6)	(8.8)
Other comprehensive income, before tax	12.0	7.2
Income tax provision related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	12.0	7.2
Comprehensive income (loss)	$26.8	$(31.9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Balance Sheets

(Unaudited)

(In millions, except share and per share data)

	April 3, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$281.1	$309.7
Accounts receivable (net of allowance for credit losses of $8.9 and $8.6, respectively)	241.0	257.2
Inventories	316.7	305.4
Other current assets	150.8	139.4
Total current assets	989.6	1,011.7
Property, plant and equipment, net	784.2	791.4
Goodwill	572.8	573.6
Intangible assets, net	840.7	879.2
Deferred income taxes	9.7	9.7
Other assets	119.4	98.2
Total assets	$3,316.4	$3,363.8
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$169.5	$181.0
Accrued liabilities	259.5	299.6
Deferred revenue	30.5	34.5
Current portion of borrowings	63.2	63.4
Total current liabilities	522.7	578.5
Long-term borrowings	2,177.1	2,186.7
Employee-related obligations	36.9	37.1
Other liabilities	67.4	78.9
Deferred income taxes	69.0	72.1
Total liabilities	2,873.1	2,953.3
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred redeemable shares, $1.39 nominal value per share, 50,000 shares issued and outstanding as of both April 3, 2022 and January 2, 2022, respectively	0.1	0.1
Ordinary shares, $0.00001 par value, 1,000,000,000 shares authorized, 237,612,459 and 237,203,879 shares issued and outstanding as of April 3, 2022 and January 2, 2022, respectively	—	—
Additional paid-in capital	2,431.9	2,425.9
Accumulated deficit	(1,957.0)	(1,971.8)
Accumulated other comprehensive loss	(31.7)	(43.7)
Total shareholders’ equity	443.3	410.5
Total liabilities and shareholders’ equity	$3,316.4	$3,363.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(In millions, except share data)

	Preferred redeemable shares issued	Preferred redeemable shares par value	Ordinary shares issued	Ordinary share par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of January 2, 2022	50,000	$0.1	237,203,879	$—	$2,425.9	$(1,971.8)	$(43.7)	$410.5
Net income	—	—	—	—	—	14.8	—	14.8
Exercise of stock options, net of shares retained for taxes	—	—	405,544	—	3.4	—	—	3.4
Restricted stock grant, net of shares retained for taxes	—	—	3,036	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	2.6	—	—	2.6
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	(2.8)	(2.8)
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	21.4	21.4
Foreign currency translation adjustments	—	—	—	—	—	—	(6.6)	(6.6)
Balance as of April 3, 2022	50,000	$0.1	237,612,459	$—	$2,431.9	$(1,957.0)	$(31.7)	$443.3

	Preferred redeemable shares issued	Preferred redeemable shares par value	Ordinary shares issued	Ordinary share par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of January 3, 2021	—	$—	147,295,511	$—	$975.1	$(1,917.5)	$(68.4)	$(1,010.8)
Net loss	—	—	—	—	—	(39.1)	—	(39.1)
Issuance of ordinary shares upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	87,400,000	—	1,414.7	—	—	1,414.7
Issuance of incorporation shares consisting of ordinary share and preferred redeemable shares	50,000	0.1	1	—	—	—	—	0.1
Exercise of stock options	—	—	147,540	—	1.0	—	—	1.0
Recognition of stock-based compensation	—	—	—	—	3.5	—	—	3.5
Foreign currency derivatives, net of tax of $0.0	—	—	—	—	—	—	3.6	3.6
Interest rate derivatives, net of tax of $0.0	—	—	—	—	—	—	12.4	12.4
Foreign currency translation adjustments	—	—	—	—	—	—	(8.8)	(8.8)
Balance as of April 4, 2021	50,000	$0.1	234,843,052	$—	$2,394.3	$(1,956.6)	$(61.2)	$376.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Cash Flows from Operating Activities:
Net income (loss)	$14.8	$(39.1)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	79.4	82.7
Unrealized foreign exchange (gains) losses, net	(10.1)	22.0
Loss on extinguishment of debt	—	50.3
Amortization of deferred financing costs and original issue discount	2.0	2.4
Stock-based compensation	2.6	3.5
Deferred tax (benefit) provision	(0.8)	1.0
Change in allowance for credit losses	0.6	0.3
Other, net	0.6	(15.9)
Changes in operating assets and liabilities:
Accounts receivable	13.7	(10.3)
Inventories	(35.8)	(41.7)
Other current and non-current assets	(25.2)	(15.0)
Accounts payable and accrued liabilities	(39.8)	(56.5)
Deferred revenue	(3.9)	(1.0)
Other current and non-current liabilities	(2.1)	7.4
Cash used in operating activities	(4.0)	(9.9)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(27.0)	(13.4)
Proceeds from cross currency swaps	—	2.4
Milestone payments and other, net	(0.2)	0.3
Cash used in investing activities	(27.2)	(10.7)
Cash Flows from Financing Activities:
Proceeds from initial public offering	—	1,426.4
Payment of initial public offering costs	—	(5.0)
Payments on long-term borrowings	(1.3)	(1,375.9)
Payments on short-term borrowings, net	—	(5.4)
Proceeds from exercise of stock options	3.4	1.0
Cash provided by financing activities	2.1	41.1
Effect of exchange rate changes on cash	0.5	(0.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(28.6)	20.3
Cash, cash equivalents and restricted cash at beginning of period	311.6	144.2
Cash, cash equivalents and restricted cash at end of period	$283.0	$164.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

(1) General and description of the business

Ortho Clinical Diagnostics Holdings plc and its consolidated subsidiaries (“Ortho” or “the Company”) is a leading global provider of in-vitro diagnostics (“IVD”) solutions to the clinical laboratory and transfusion medicine communities. The Company maintains a commercial presence in more than 130 countries and territories. The Company’s instruments, assays, reagents and other consumables are used in hospitals, laboratories, clinics, blood banks and donor centers worldwide. The Company is globally operated with manufacturing facilities in the United States (“U.S.”) and the United Kingdom (“U.K.”) and with sales centers, administrative offices and warehouses located throughout the world.

Business Combination with Quidel

On December 22, 2021, the Company, Coronado Topco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Coronado Topco”), Laguna Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Merger Sub”), Orca Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Holdco Sub”), Orca Holdco 2, Inc., a Delaware corporation and a wholly owned subsidiary of U.S. Holdco Sub (“U.S. Holdco Sub 2”) and Quidel Corporation, a Delaware corporation (“Quidel”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Combinations”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) under a scheme of arrangement under UK corporate law, each issued and outstanding share of the Company will be acquired by a depository nominee (or transferred within the depository nominee) on behalf of Coronado Topco in exchange for (x) 0.1055 shares of common stock of Coronado Topco and (y) $7.14 in cash (the “Ortho Scheme”) and (ii) immediately after the consummation of the Ortho Scheme, U.S. Merger Sub will merge with and into Quidel, pursuant to which each issued and outstanding share of Quidel common stock will be converted into one share of Coronado Topco common stock, with Quidel surviving as a wholly owned subsidiary of Coronado Topco. The boards of directors of both the Company and Quidel have unanimously approved the terms of the Business Combination Agreement, which is expected to close during the first half of fiscal year 2022. Upon completion of the Combinations, which requires shareholder approval, the Company's shareholders are expected to own approximately 38% of Coronado Topco and Quidel stockholders are expected to own approximately 62% of Coronado Topco on a fully diluted basis, based on the respective capitalizations of the Company and Quidel as of the date the parties entered into the Business Combination Agreement.

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

Costs incurred related to the proposed transaction, including integration-related activities, were $5.7 million during the fiscal quarter ended April 3, 2022 and were recorded to Other operating expenses, net in the consolidated statement of operations.

(2) Basis of presentation of the unaudited consolidated financial statements

These unaudited consolidated financial statements for the Company include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results for the fiscal quarter ended April 3, 2022 should not be considered indicative of results for the fiscal year ending January 1, 2023. These unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the fiscal year ended January 2, 2022 in the Company’s most recent Annual Report on Form 10-K.

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

These unaudited consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As shown in the unaudited consolidated financial statements, the Company has total Cash and cash equivalents of $281.1 million and an Accumulated deficit of $1,957.0 million as of April 3, 2022. The Company reported Net income of $14.8 million and Cash used in operating activities of

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

$4.0 million during the fiscal quarter ended April 3, 2022. The Company’s primary future cash needs will be to meet debt service requirements, working capital needs and capital expenditures. Management is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact.

The Company’s debt agreements contain various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements and require the Company to remain below a specific credit coverage threshold. The Company’s credit agreement that governs its Senior Secured Credit Facilities (as defined in Note 7–Borrowings, the “Credit Agreement”) has a financial covenant referred to as the First Lien Net Leverage Ratio, (as defined in the Credit Agreement, not to exceed 5.5-to-1, subject to a 50 basis point step-down on September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility (as defined in Note 7–Borrowings) exceed 30% of the committed amount at any period end reporting date. As of April 3, 2022, the Company had no outstanding borrowings under its Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility totaled $43.7 million. As of April 3, 2022, the Company was in compliance with the financial covenant. In the event the Company does not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the Revolving Credit Facility. If the lenders on the Revolving Credit Facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness.

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

(3) Recent accounting pronouncements

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which amends the accounting for lease contracts that have variable lease payments that do not depend on a reference index or rate, and which would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Upon adoption, lessors will classify and account for leases with variable payments that do not depend on a reference index or rate as an operating lease if the lease would have been classified as a sales-type or direct financing lease, and if the lessor would have otherwise recognized a loss at lease commencement. The guidance in ASU 2021-05 is effective for fiscal years beginning after December 15, 2021 and can be applied either prospectively or retrospectively for reporting entities that have adopted Topic 842 prior to the issuance date of this amendment. The Company adopted this guidance prospectively on January 3, 2022, and the adoption did not have a material impact on its unaudited consolidated financial statements.

(4) Net income (loss) per share

Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares and ordinary share equivalents, calculated using the treasury stock method, outstanding during the period. The Company excludes potential ordinary share equivalents from the calculation if the effect would be anti-dilutive. For the fiscal quarter ended April 4, 2021, during which the Company incurred a Net loss, it excluded potential ordinary share equivalents from the calculations of Diluted net loss per ordinary share because the effect was anti-dilutive. The weighted-average number of ordinary shares used in the computation of Basic and Diluted net income (loss) per share were as follows:

	Fiscal Quarter Ended
(In millions)	April 3, 2022	April 4, 2021
Basic weighted-average ordinary shares outstanding	237.2	206.2
Effect of stock options, unvested restricted shares and restricted stock units	4.8	—
Diluted weighted-average ordinary shares	242.0	206.2

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

The following table provides the total outstanding ordinary share equivalents, unaffected by the treasury stock method weighted-average calculation, as of the end of each period below:

	Fiscal Quarter Ended
(In millions)	April 3, 2022	April 4, 2021
Stock options	12.6	15.9
Unvested restricted shares and restricted stock units	0.5	1.0
	13.1	16.9

(5) Revenue

Contract balances

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract asset”). Contract assets are included within Other current assets or Other assets in the Company’s unaudited consolidated balance sheet and are transferred to accounts receivable when the right to payment becomes unconditional. The balance of Contract assets recorded in the Company’s unaudited consolidated balance sheets were as follows:

	April 3, 2022	January 2, 2022
Other current assets	$52.2	$47.2
Other assets	—	1.0
Total contract assets	$52.2	$48.1

The contract asset balance consists of the following components:

•
A customer supply agreement under which the difference between the timing of invoicing and revenue recognition resulted in a contract asset of $9.0 million as of April 3, 2022 was recorded in Other current assets. As of January 2, 2022, the balance of the contract asset related to this agreement was $12.4 million, of which $11.5 million was recorded in Other current assets and $1.0 million was recorded in Other assets.
•
Contractual arrangements with certain customers under which the Company invoices the customers based on reportable results generated by its reagents; however, control of the goods transfers to the customers upon shipment or delivery of the products, as determined under the terms of the contract. Using the expected value method, the Company estimates the number of reagents that will generate a reportable result. The Company records the revenue upon shipment and an associated contract asset, and relieves the contract asset upon completion of the invoicing. The balance of the contract asset related to these arrangements was $43.2 million and $35.7 million as of April 3, 2022 and January 2, 2022, respectively.

The Company reviews contract assets for expected credit losses resulting from the collectability of customer accounts. Expected losses are established based on historical losses, customer mix and credit policies, current economic conditions in customers’ country or industry, and expectations associated with reasonable and supportable forecasts. No credit losses related to contract assets were recognized during the fiscal quarters ended April 3, 2022 and April 4, 2021.

The Company recognizes a contract liability when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). The Company’s contract liabilities consist of deferred revenue primarily related to customer service contracts. The Company classifies deferred revenue as current or noncurrent based on the timing of the transfer of control or performance of the service. The balance of the Company’s current deferred revenue was $30.5 million and $34.5 million as of April 3, 2022 and January 2, 2022, respectively. The Company has one arrangement with a customer where the revenue is expected to be recognized beyond one year. The balance of the deferred revenue included in long-term liabilities was $8.7 million and $5.6 million as of April 3, 2022 and January 2, 2022, respectively, and was included in Other liabilities in the unaudited consolidated balance sheets. The amount of deferred revenue as of January 2, 2022 that was recorded in Net revenue during the fiscal quarter ended April 3, 2022 was $19.3 million.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

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

The Company also enters into collaboration and license agreements pursuant to which the Company derives collaboration and royalty revenues. During the fiscal quarter ended September 27, 2020, the Company entered into two agreements with the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services, for two awards of up to $13.6 million to develop and submit Emergency Use Authorizations and 510(k) applications to the U.S. Food and Drug Administration for its COVID-19 antigen and antibody tests. An additional award was granted to the Company on April 16, 2021 for an amount up to $3.6 million to submit a 510(k) application for its COVID-19 antigen test. During the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company recognized $0.2 million and $4.0 million, respectively, of Net revenue related to these grants based upon project milestones completed to date.

The following table summarizes Net revenue by line of business for the fiscal quarter ended April 3, 2022 and April 4, 2021:

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Clinical Laboratories	$321.2	$334.0
Transfusion Medicine	173.6	161.4
Other Product Revenue	0.4	4.3
Total Product Revenue	495.2	499.7
Collaborations and Other Revenue	4.8	7.1
Net Revenue	$500.1	$506.8

(6) Inventories

The Company’s inventories were as follows:

	April 3, 2022	January 2, 2022
Raw materials and supplies	$74.8	$76.4
Goods in process	34.7	32.4
Finished goods	207.2	196.5
Total Inventories	$316.7	$305.4

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

(7) Borrowings

As of April 3, 2022 and January 3, 2021, the components of borrowings were as follows:

	April 3, 2022	January 2, 2022
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$1,292.8
Euro Term Loan Facility	324.8	335.8
Revolving Credit Facility	—	—
2028 Notes	405.0	405.0
2025 Notes	240.0	240.0
Finance lease obligation	0.8	0.7
Other long-term borrowings	2.2	2.6
Unamortized deferred financing costs	(20.2)	(21.4)
Unamortized original issue discount	(4.9)	(5.3)
Total borrowings	2,240.4	2,250.2
Less: Current portion	(63.2)	(63.4)
Long-term borrowings	$2,177.1	$2,186.7

Senior secured credit facilities

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

In February 2021, the Company used a portion of the proceeds from its initial public offering (“IPO”) to repay $892.7 million of borrowings under the Dollar Term Loan Facility and recognized a loss on early extinguishment of debt of $11.4 million, which is recorded as a component of Other expense, net during the fiscal quarter ended April 4, 2021.

As of April 3, 2022, there was no outstanding balance under the Revolving Credit Facility, and letters of credit issued under the Revolving Credit Facility totaled $43.7 million, which reduced the availability under the Revolving Credit Facility to $456.3 million. The Senior Secured Credit Facilities are subject to various covenants that may restrict the Company’s ability to borrow on available credit facilities and future financing arrangements or require the Company to remain below a specific credit coverage threshold as indicated in our debt agreements. The Senior Secured Credit Facilities include a financial covenant that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date and provides that Ortho-Clinical Diagnostics S.A. (“LuxCo”) will not permit the First Lien Net Leverage Ratio as of the end of each fiscal quarter of LuxCo and its Restricted Subsidiaries (as defined in the Credit Agreement) to be greater than (i) 5.50:1.00 for each fiscal quarter ending on or prior to September 30, 2022 and (ii) 5.00:1:00 for each fiscal quarter ending thereafter. The Company was in compliance with the covenants as of April 3, 2022.

As of April 3, 2022 and January 2, 2022, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $7.5 million and $8.1 million, respectively. As of April 3, 2022 and January 2, 2022, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $3.4 million and $3.6 million, respectively. As of April 3, 2022 and January 2, 2022, the remaining unamortized balance related to the Revolving Credit Facility was $2.2 million and $2.7 million, respectively. The effective interest rate of the Dollar Term Loan Facility and Euro Term Loan Facility as of April 3, 2022 is 5.76% and 3.88%, respectively.

Original issue discount related to the Senior Secured Credit Facilities was recorded as a reduction of the principal amount of the borrowings and is amortized using the effective interest method as a component of interest expense over the life of the Senior Secured Credit Facilities. As of April 3, 2022 and January 2, 2022, the remaining unamortized balance was $4.9 million and $5.3 million, respectively.

2025 Notes

On June 11, 2020, LuxCo and Ortho-Clinical Diagnostics, Inc. (collectively, the “Issuers”), issued $400.0 million aggregate principal amount of 7.375% Senior Notes due 2025 (the “2025 Notes’), on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes (as defined below). The

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes.

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

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $160.0 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium, which was recorded as a component of Other expense, net, during the fiscal quarter ended April 4, 2021. The redemption resulted in an extinguishment loss recognized of $14.5 million, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of the redemption premium. As of April 3, 2022 and January 2, 2022, the remaining unamortized balance of deferred issuance costs was $3.2 million and $3.4 million, respectively. The effective interest rate on the 2025 Notes is 8.03%.

2028 Notes

On January 27, 2020, the Issuers issued $675.0 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are senior unsecured obligations and rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. The Company incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes.

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

April 3, 2022

(Dollars in millions, unless otherwise stated)

On February 5, 2021, the Company used a portion of the proceeds from its IPO to redeem $270.0 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium, which is recorded as a component of Other expense, net during the fiscal quarter ended April 4, 2021. As of April 3, 2022 and January 2, 2022, the remaining unamortized balance of deferred issuance costs was $6.2 million and $6.4 million, respectively. The effective interest rate on the 2028 Notes is 7.76%.

The following table provides the detail of amounts within Interest expense, net for the fiscal quarter ended April 3, 2022 and April 4, 2021:

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Interest expense:
Dollar Term Loan Facility	$10.2	$14.1
Euro Term Loan Facility	2.9	3.6
Revolving Credit Facility	0.7	—
2028 Notes	7.4	9.1
2025 Notes	4.5	5.5
Accounts receivable financing	—	0.9
Amortization of:
Deferred financing costs	1.6	1.7
Original issue discount	0.4	0.3
Derivative instruments and other	4.8	8.2
Interest expense, net	$32.5	$43.4

(8) Supplemental balance sheet information

Cash and cash equivalents and restricted cash within the unaudited consolidated balance sheets are presented below:

	April 3, 2022	January 2, 2022
Cash and cash equivalents	$281.1	$309.7
Restricted cash included in Other assets	1.9	1.9
Cash, cash equivalents and restricted cash	$283.0	$311.6

Accrued liabilities included in Total current liabilities consisted of the following:

	April 3, 2022	January 2, 2022
Accrued compensation and employee-related obligations	$79.2	$123.9
Accrued commissions and rebates	34.4	32.6
Accrued taxes other than income	22.9	22.9
Accrued interest	16.5	19.8
Derivatives	12.5	5.4
Current portion of operating lease liabilities	12.5	13.4
Income taxes payable	7.3	7.3
Other accrued liabilities	74.3	74.4
Total accrued liabilities	$259.5	$299.6

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

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

Grifols / Novartis Vaccines and Diagnostics, Inc.

The Company and Grifols Diagnostic Solutions, Inc. (“Grifols”) have an ongoing collaboration arrangement (the “Joint Business”) to pursue income-generating opportunities through the development of certain intellectual properties (“IP”). The governance of the Joint Business is shared through a Supervisory Board made up of equal representation by the Company and Grifols, which is responsible for all significant decisions relating to the Joint Business that are not exclusively assigned to either the Company or Grifols, as defined in the Joint Business agreement. The Company’s portion of the pre-tax net profit shared under the Joint Business was $10.3 million and $10.8 million during the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively. This includes the Company's portion of the pre-tax net profit of $5.6 million and $7.6 million during the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively, on sales transactions with third parties where the Company is the principal. The Company recognized revenues, cost of revenue, excluding amortization of intangible assets, and operating expenses on a gross basis on these sales transactions in their respective lines in the consolidated statements of operations. This also includes revenue from collaboration and royalty agreements, which is presented on a net basis within Collaboration and other revenues, of $4.7 million, and $3.2 million during the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively.

Quotient Limited

In January 2015, the Company entered into an exclusive agreement with Quotient Limited (“Quotient”), a commercial-stage diagnostics company, to distribute and sell Quotient’s transfusion diagnostics platform MosaiQ™. Under the terms of a distribution and supply agreement, Quotient is responsible for the development and launch of MosaiQ™, while the Company will leverage its worldwide commercial capabilities to sell the product to customers. The Company has exclusive rights to distribute MosaiQ™ for the global patient testing market (for blood grouping) and the donor testing market in the developing world and Japan (for blood grouping and serological disease screening). Quotient retains all rights to commercialize MosaiQ™ in the developed world, excluding Japan, for the donor testing market. On September 4, 2020, the Company and Quotient amended the distribution and supply agreement and entered into a binding letter agreement (the “Letter Agreement”), under which the Company may be required to make up to $60.0 million of payments upon achievement of certain regulatory milestones and commercial sales benchmarks, which include up to $25.0 million of payments upon the achievement by the Company of certain cumulative revenue milestones. The Company did not make such payments during the fiscal quarter ended April 3, 2022 and does not anticipate making any such payments for the remainder of fiscal year 2022.

During the fiscal quarter ended April 3, 2022 and April 4, 2021, under a separate supply agreement, the Company purchased inventories from a subsidiary of Quotient amounting to $6.2 million and $5.5 million, respectively. As of April 3, 2022 and January 2, 2022, Accounts payable included amounts related to purchases from the Quotient subsidiary of $3.2 million and $4.1 million, respectively. During the fiscal quarters ended April 3, 2022 and April 4, 2021, sales to Quotient were immaterial. As of April 3, 2022 and January 2, 2022, amounts due from Quotient were immaterial.

(10) Income taxes

During the fiscal quarter ended April 3, 2022, the Company reported income before provision for income taxes of $18.3 million and recognized a provision for income taxes of $3.5 million, resulting in an effective tax rate of 19.1%. The effective tax rate for the fiscal quarter ended April 3, 2022 differs from the U.S. federal statutory rate primarily due to (i) a net cost of $2.5 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and (ii) a net benefit of $2.5 million related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

During the fiscal quarter ended April 4, 2021, the Company incurred a loss before provision for income taxes of $35.8 million and recognized a provision for income taxes of $3.3 million, resulting in a negative effective tax rate of 9.2%. The effective tax rate for the fiscal quarter ended April 4, 2021 differs from the U.S. federal statutory rate primarily due to (i) a net cost of $14.8 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and (ii) a net benefit of $4.9 million due to the non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

The balance of unrecognized tax benefits at April 3, 2022, not including interest and penalties, was $27.9 million, of which $23.0 million would affect the effective income tax rate in future periods, if recognized. The Company also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At April 3, 2022, the Company had approximately $6.6 million of interest and penalties accrued related to unrecognized tax benefits. The Company estimates that within the next twelve months, its uncertain tax positions, excluding interest, will decrease by $3.0 million.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

Indemnification assets

On January 16, 2014, Bermuda Holdco entered into a stock and asset purchase agreement (the “Acquisition Agreement”) of (i) certain assets and liabilities and (ii) all of the equity interests and substantially all of the assets and liabilities of certain entities which, together with their subsidiaries, comprised the Ortho Clinical Diagnostics business from Johnson & Johnson. The Acquisition Agreement generally provided that Johnson & Johnson retained all income tax liabilities accrued as of the date of the acquisition, including reserves for unrecognized tax benefits. The indemnification receivable from Johnson & Johnson totaled $16.5 million and $16.1 million as of April 3, 2022 and January 2, 2022, respectively. The Company recorded $0.2 million of interest and penalties during the fiscal quarter ended April 3, 2022. These receivables are included as a component of Other current assets and Other assets on the unaudited consolidated balance sheets.

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

Net revenue by segment is as follows:

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Americas	$315.4	$321.4
EMEA	68.7	68.5
Greater China	54.5	55.0
Net revenue of reportable segments	$438.7	$444.9
Other	61.4	61.9
Net revenue	$500.1	$506.8

Adjusted EBITDA by segment is as follows:

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Americas	$143.2	$141.1
EMEA	19.7	17.5
Greater China	24.7	25.2
Other	17.0	19.4
Total Segment Adjusted EBITDA (a)	204.6	203.2
Corporate (b)	(65.2)	(50.8)
Depreciation and amortization	(79.4)	(82.7)
Interest expense, net	(32.5)	(43.4)
Loss on extinguishment of debt	—	(50.3)
Stock-based compensation	(2.5)	(3.5)
Restructuring and severance-related costs	(1.0)	(1.3)
Quidel acquisition-related costs	(5.7)	—
Tax indemnification income, net	0.2	0.2
Costs related to Ortho's initial public offering	—	(3.8)
EU medical device regulation transition costs	(0.7)	(0.9)
Other adjustments	0.4	(2.5)
Income (loss) before provision for income taxes	$18.3	$(35.8)

(a)
For a reconciliation of Net income (loss) to Adjusted EBITDA, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures - Reconciliation of Net Income (Loss) to Adjusted EBITDA.
(b)
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

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

(12) Noncash investing and financing activities

During the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company made noncash transfers of instrument inventories from Inventories to Property, plant and equipment, net of $21.9 million and $25.6 million, respectively.

As of April 3, 2022 and January 2, 2022, Accounts payable and Accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized internal-use software costs of $8.2 million and $17.2 million, respectively. As of April 4, 2021 and January 3, 2021, Accounts payable and Accrued liabilities included amounts related to purchases of property, plant and equipment and capitalized internal-use software costs of $1.9 million and $11.4 million, respectively. The changes in these balances are excluded from changes in Accounts payable and Accrued liabilities in the unaudited consolidated statements of cash flows.

(13) Related party transactions

The Company entered into consulting services agreements with Carlyle Investment Management, L.L.C. (“CIM”), pursuant to which the Company pays CIM a fee for advisory, consulting and other services to be provided to the Company (the “Consulting Services Agreement”). Pursuant to the Consulting Services Agreement, which has an initial term of ten years, the Company pays an annual management fee to CIM of $3.0 million (the “Management Fee”). The Management Fee is payable on a quarterly basis. The Company will also reimburse CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Consulting Services Agreement, and the Company may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided to the Company under the Consulting Services Agreement. During both the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company recorded $0.8 million of Management Fee expense and other out-of-pocket expenses. As of April 3, 2022 and January 2, 2022, there were no amounts due to CIM.

The Company, as part of the normal course of business, entered into agreements to sell products and provide services to healthcare diagnostics companies that are portfolio companies of a fund affiliated with Carlyle. During the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company recognized revenues from business conducted with these healthcare diagnostics companies of $1.5 million and $0.9 million, respectively. As of April 3, 2022 Accounts receivable included amounts related to these healthcare diagnostics companies of $1.3 million. As of January 2, 2022, Accounts receivable included amounts related to these healthcare diagnostics companies of $1.2 million.

The Company, as part of the normal course of business, purchased inventories from a healthcare equipment company that is a portfolio company of a fund affiliated with Carlyle. During the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company recorded expenses for business conducted with this healthcare equipment company of $0.3 million and $0.8 million, respectively. As of April 3, 2022 Accounts payable included $0.1 million of amounts due to this healthcare equipment company. As of January 2, 2022, Accounts payable included immaterial amounts due to this healthcare equipment company.

Portfolio companies of funds affiliated with Carlyle provide Information Technology (“IT”) services to the Company. During the fiscal quarter ended April 3, 2022, the Company recorded expenses for business conducted with these companies of $0.2 million. During the fiscal quarter ended April 4, 2021. the Company recorded expenses for business conducted with these companies of $0.3 million. As of April 3, 2022. Accounts payable included $0.1 million of amounts related to these companies. As of January 2, 2022, Accounts payable included immaterial amounts related to these companies.

A portfolio company of a fund affiliated with Carlyle provides consulting services to the Company. During the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company recorded expenses for business conducted with this portfolio company of $0.1 million and $0.7 million, respectively. As of January 2, 2022, Accounts payable included immaterial amounts related to this portfolio company. As of April 3, 2022, there were no amounts due to this portfolio company.

A security services company that is affiliated with Carlyle provides services to the Company at one of its facilities. This was a new Carlyle investment in 2021. During the fiscal quarter ended April 3, 2022, the Company recorded expenses for these services of $0.3 million. As of April 3, 2022, Accounts payable included $0.1 million of amounts due to this company. As of January 2, 2022, Accounts payable included $0.2 million of amounts due to this company.

A pharmacy benefit management organization that is a portfolio company of a fund affiliated with Carlyle provides pharmacy services to the Company. During the fiscal quarter ended April 3, 2022 and April 4, 2021, the Company recorded expenses for business conducted with this pharmacy benefit management organization of $1.4 million and $1.6 million, respectively. As of both April 3, 2022 and January 2, 2022, Accounts payable included amounts related to this pharmacy benefit management organization of $0.3 million.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

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

(15) Fair value measurements

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

The estimated fair values of the Company’s Long-term borrowings were based on trades as reported by a third-party bond pricing service. Due to the infrequency of trades of the Notes and Term Loans, these inputs are considered Level 2 inputs. The following table presents the fair values of Long-term borrowings:

	April 3, 2022	January 2, 2022
Long-term borrowings:
Dollar Term Loan Facility	$1,288.0	$1,291.4
Euro Term Loan Facility	322.2	335.7
2028 Notes	416.6	435.4
2025 Notes	247.5	253.2

(16) Derivative instruments and hedging activities

The Company selectively uses derivative and non-derivative instruments to manage market risk associated with changes in interest rates and foreign currency exchange rates. The use of derivatives is intended for hedging purposes only, and the Company does not enter into derivative transactions for speculative purposes. The Company’s derivative contracts do not require cash collateral.

Interest rate hedging instruments

The Company’s interest rate risk relates primarily to interest rate exposures on variable rate debt including the Senior Secured Credit Facilities. Refer to Note 7–Borrowings for additional information on the currently outstanding components of the Senior Secured Credit Facilities. The Company entered into a series of interest rate cap and swap agreements to hedge the related risk of the variability to the Company’s cash flows due to the rates specified for these credit facilities.

The Company designates certain interest rate derivative instruments as cash flow hedges, including a portion of the outstanding interest rate swaps. The Company records gains and losses due to changes in fair value of the derivatives within Other comprehensive income (loss) (“OCI”) and reclassifies these amounts to Interest expense, net in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is prospectively de-designated. The pre-tax unrealized gain of $1.1 million within OCI as of April 3, 2022 is expected to be reclassified to earnings in the next 12 months.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

The following tables summarize the Company’s interest rate derivative agreements as of April 3, 2022:

Effective date	Expiration date	Interest rate cap amount	Notional amount (a)	Hedge designation
December 31, 2020	December 31, 2023	3.5%	$1,000.0	Non-designated

Effective date	Expiration date	Description	Fixed rate	Floating rate	Notional amount(a)	Hedge designation
September 27, 2019	December 31, 2023	Pay fixed, receive float	1.635%	1-month LIBOR rate	$1,000.0	Cash Flow Hedge

(a)
The notional value of this instrument is expected to be $500.0 million in fiscal 2023.

The Company previously entered into an interest rate cap that was designated as a cash flow hedge. During the fiscal quarter ended September 29, 2019, the Company de-designated its 3.5% interest rate caps upon entering into the interest rate swap agreement that hedges a portion of the Company’s borrowings under the Senior Secured Credit Facilities. Upon de-designation, the Company began prospectively recognizing mark-to-market gains and losses within Other expense, net on the interest rate caps. The remaining loss on the interest rate caps that was deferred in Accumulated other comprehensive income (loss) (“AOCI”) was amortized to Interest expense, net until the Company concluded that a portion of the interest on the Company’s previously hedged borrowings was no longer probable of being paid due to the pay down of a portion of the borrowings using proceeds from the IPO. Accordingly, $0.6 million of losses that had previously been deferred within AOCI were released into Interest expense, net during the fiscal quarter ended April 4, 2021. During the fiscal quarter ended April 3, 2022, the Company reclassified $0.9 million of deferred losses from AOCI to Interest expense, net. As of April 3, 2022 and January 2, 2022, the remaining balance of the deferred loss in AOCI was $4.7 million and $5.6 million, respectively.

In February 2021, the Company concluded that a portion of the interest on the Company’s previously hedged borrowings related to the interest rate swap was no longer probable of being paid due to the pay down of a portion of the borrowings using the proceeds from the IPO. Due to this reduction in the hedged borrowings, the Company de-designated the hedging relationship, and contemporaneously re-designated the remaining borrowings. Accordingly, $3.1 million of losses that had previously been deferred within AOCI were released into Interest expense, net during the fiscal quarter ended April 4, 2021. As of April 3, 2022 and January 2, 2022, the remaining balance of the deferred gain and deferred loss in AOCI was $6.7 million and $13.9 million, respectively.

Currency hedging instruments

The Company has currency risk exposures relating primarily to foreign currency denominated monetary assets and liabilities and forecasted foreign currency denominated intercompany and third-party transactions. The Company uses foreign currency forward, option contracts and cross currency swaps to manage its currency risk exposures. The Company’s foreign currency forward contracts are denominated primarily in Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan/Renminbi, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Philippine Peso, Singapore Dollar, Swiss Franc and the Thai Baht.

The Company designates certain foreign currency forward contracts as cash flow hedges. The Company records gains and losses due to changes in fair value of the derivatives within OCI and reclassifies these amounts to Cost of revenue, excluding amortization of intangible assets in the same period or periods for which the underlying hedged transaction affects earnings. In the event the Company determines the hedged transaction is no longer probable to occur or concludes the hedge relationship is no longer effective, the hedge is de-designated prospectively. The pre-tax unrealized loss of $1.1 million within OCI as of April 3, 2022 is expected to be reclassified to earnings in the next 12 months.

Foreign exchange risk is also managed through the use of foreign currency debt. During the fiscal quarter ended April 3, 2022, €260.0 million ($287.1 million) of the Company's senior secured Euro Term Loan Facility has been designated as, and is effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt instruments are included in foreign currency translation adjustments within AOCI. In April 2022, the Company de-designated the net investment hedge.

The Company also enters into foreign currency forward contracts that are not part of designated hedging relationships, which are intended to mitigate exchange rate risk of monetary assets and liabilities and related forecasted transactions. The Company records these non-designated derivatives at mark-to-market with gains and losses recognized currently in earnings within Other expense, net.

Concurrent with the issuance of the 2028 Notes, the Company entered into U.S. Dollar to Japanese Yen cross currency swaps for total notional of $350.0 million at a weighted average interest rate of 5.56%, with a five-year term to lower interest expense on the 2028 Notes. These cross currency swaps were not designated for hedge accounting, and consequently, changes in their fair value were recorded to Other expense, net.

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

The Company terminated the cross currency swaps on April 1, 2021 and received $12.8 million of cash from net settlement subsequent to April 4, 2021.

The following table provides details of the currency hedging instruments outstanding as of April 3, 2022:

Description	Notional amount	Hedge designation
Foreign currency forward contracts	$356.4	Cash Flow Hedge
Foreign currency forward contracts	333.2	Not designated

Gains and losses from designated derivative and non-derivative instruments within AOCI during the fiscal quarter ended April 3, 2022 and April 4, 2021 were recorded as follows:

Designated Hedging Instruments	Amount of loss (gain) recognized in OCI on hedges	Location of amounts reclassified from AOCI into income	Amount of loss (gain) reclassified from AOCI into income
Fiscal Quarter Ended April 3, 2022
Cash flow hedges:
Foreign currency forward contracts	$1.5	Cost of revenue, excluding amortization of intangible assets	$(1.3)
Interest rate derivative contracts	(16.8)	Interest expense, net	4.6
Net investment hedges:
Foreign currency-denominated debt(a)	(8.9)	N/A	N/A
Fiscal Quarter Ended April 4, 2021
Cash flow hedges:
Foreign currency forward contracts	$(3.5)	Cost of revenue, excluding amortization of intangible assets	$0.1
Interest rate derivative contracts	(3.3)	Interest expense, net	9.1

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

The following tables present the effect of the Company’s designated derivative instruments within Interest expense, net and Cost of revenue, excluding amortization of intangible assets in the unaudited consolidated statements of operations:

	Fiscal Quarter Ended April 3, 2022		Fiscal Quarter Ended April 4, 2021
	Interest expense, net	Cost of revenue, excluding amortization of intangible assets	Interest expense, net	Cost of revenue, excluding amortization of intangible assets
Total amount of line item in unaudited consolidated statements of operations where effects of hedges are presented:	$32.5	$249.5	$43.4	$248.2
Effects of cash flow hedging relationships
Loss (Gain) on cash flow hedging relationships
Foreign currency forward contracts:
Amount of loss (gain) reclassified from AOCI into income	N/A	$(1.3)	N/A	$0.1
Amount reclassified from AOCI into income due to forecast transaction that is no longer probable of occurring	N/A	$—	N/A	$—
Interest rate derivative contracts:
Amount of net loss reclassified from AOCI into income	$4.6	N/A	$9.1	N/A
Amount reclassified from AOCI into income due to a forecast transaction that is no longer probable of occurring (a)	$—	N/A	$3.7	N/A

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

(a) The amount is included within the total amount of loss (gain) reclassified from AOCI into income.

Fair value (gains) and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in other expense, net and were as follows:

	Fiscal Quarter Ended
	April 3, 2022	April 4, 2021
Interest rate cap derivatives	$(1.9)	$0.2
Foreign currency derivatives	8.3	30.4
Cross currency swaps	—	(24.0)

The following table presents the location and fair values of designated hedging instruments recognized within the unaudited consolidated balance sheets. The fair values of designated hedging instruments have been determined using Level 2 inputs.

	April 3, 2022	January 2, 2022
Interest rate derivatives:
Other assets	$6.7	$—
Other liabilities	—	13.9
Foreign currency forward contracts:
Other current assets	7.6	4.5
Accrued liabilities	8.7	4.3

The following table presents the location and fair values of non-designated hedging instruments recognized within the unaudited consolidated balance sheets. The fair values of non-designated hedging instruments have been determined using Level 2 inputs.

	April 3, 2022	January 2, 2022
Interest rate derivatives:
Other liabilities	$2.4	$5.2
Foreign currency forward contracts:
Other current assets	0.6	0.9
Accrued liabilities	3.7	1.1

(17) Accumulated other comprehensive income (loss)

The balances of AOCI, net of tax, were as follows for the fiscal quarters ended April 3, 2022 and April 4, 2021:

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at January 2, 2022	$(3.3)	$1.7	$(19.5)	$(22.6)	$(43.7)
Current period deferrals	—	(1.5)	16.8	(6.6)	8.7
Amounts reclassified to net income	—	(1.3)	4.6	—	3.3
Net change	—	(2.8)	21.4	(6.6)	12.0
Balance at April 3, 2022	$(3.3)	$(1.2)	$1.9	$(29.2)	$(31.7)

	Pension and Other Postemployment Benefits	Foreign Currency Derivatives	Interest Rate Derivatives	Unrealized Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at January 3, 2021	$(4.5)	$(4.9)	$(53.9)	$(5.1)	$(68.4)
Current period deferrals	—	3.5	3.3	(8.8)	(2.0)
Amounts reclassified to net loss	—	0.1	9.1	—	9.2
Net change	—	3.6	12.4	(8.8)	7.2
Balance at April 4, 2021	$(4.5)	$(1.3)	$(41.5)	$(13.9)	$(61.2)

Ortho Clinical Diagnostics Holdings plc

Notes to unaudited consolidated financial statements

April 3, 2022

(Dollars in millions, unless otherwise stated)

(18) Other (income) expense, net

Other income, net was $3.5 million for the fiscal quarter ended April 3, 2022, comprised primarily of $1.7 million of net foreign currency gains and fair value gains of $1.9 million from interest rate caps.

Other expense, net was $50.0 million for the fiscal quarter ended April 4, 2021, comprised primarily of loss on early extinguishment of debt of $50.3 million, which was related to the use of proceeds from the IPO to redeem portions of the Company's outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility. This was partially offset by $0.9 million of net foreign currency gains, of which $22.9 million of realized gains were partially offset by $22.0 million of unrealized losses, primarily related to the unwinding of the cross currency swaps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the discussion includes forward-looking statements related to future events and our future operating performance that are based on current expectations and are subject to risk and uncertainties. Without limiting the foregoing, the words as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including, but not limited to: the ongoing global coronavirus (“COVID-19”) pandemic; risks related to the proposed acquisition of Ortho by Quidel Corporation, including (i) failure to complete the proposed transaction on the proposed terms or on the anticipated timeline, or at all, (ii) risks and uncertainties related to securing the necessary regulatory and shareholder approvals, the sanction of the High Court of Justice of England and Wales and satisfaction of other closing conditions to consummate the proposed transaction; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction; (iv) the challenges and costs of closing, integrating, restructuring and achieving anticipated synergies; (v) the ability to retain key employees; and (vi) the economic, business, competitive, and/or regulatory factors affecting the business of the Company and Quidel; increased competition; manufacturing problems or delays or failure to develop and market new or enhanced products or services; adverse developments in global market, economic and political conditions; our ability to obtain additional capital on commercially reasonable terms may be limited or non-existent; our inability to implement our strategies for improving growth or to realize the anticipated benefits of any acquisitions and divestitures, including as a result of difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations; a need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets; our inability to achieve some or all of the operational cost improvements and other benefits that we expect to realize; our ability to operate according to our business strategy should our collaboration partners fail to fulfill their obligations; risk that the insurance we will maintain may not fully cover all potential exposures; product recalls or negative publicity may harm our reputation or market acceptance of our products; decreases in the number of surgical procedures performed, and the resulting decrease in blood demand; fluctuations in our cash flows as a result of our reagent rental model; terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations; the outcome of legal proceedings instituted against us and/or others; risks associated with our non-U.S. operations, including currency translation risks, the impact of possible new tariffs and compliance with applicable trade embargoes; the effect of the U.K.’s withdrawal from the European Union; our inability to deliver products and services that meet customers’ needs and expectations; failure to maintain a high level of confidence in our products; significant changes in the healthcare industry and related industries that we serve, in an effort to reduce costs; reductions in government funding and reimbursement to our customers; price increases or interruptions in the supply of raw materials, components for our products, and products and services provided to us by certain key suppliers and manufacturers; our ability to recruit and retain the experienced and skilled personnel we need to compete; work stoppages, union negotiations, labor disputes and other matters associated with our labor force; consolidation of our customer base and the formation of group purchasing organizations; unexpected payments to any pension plans applicable to our employees; our inability to obtain required clearances or approvals for our products; failure to comply with applicable regulations, which may result in significant costs or the suspension or withdrawal of previously obtained clearances or approvals; the inability of government agencies to hire, retain or deploy personnel or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner; disruptions resulting from President Biden’s invocation of the Defense Production Act; results of clinical studies, which may be delayed or fail to demonstrate the safety and effectiveness of our products; costs to comply with environmental and health and safety requirements, or costs related to liability for contamination or other potential environmental harm; healthcare fraud and abuse regulations that could result in liability, require us to change our business practices and restrict our operations in the future; failure to comply with the anti-corruption laws of the United States and various international jurisdictions; failure to comply with anti-terrorism laws and regulations and applicable trade embargoes; failure to comply with the requirements of federal, state and international laws pertaining to the privacy and security of health information; our inability to maintain our data management and information technology systems; data corruption, cyber-based attacks, security breaches and privacy violations; our inability to protect and enforce our intellectual property rights or defend against intellectual property infringement suits against us by third parties; risks related to changes in income tax laws and regulations; risks related to our substantial indebtedness; our ability to generate cash flow to service our substantial debt obligations; difficulties complying with the rules of the Nasdaq Global Select Market regarding the composition of our Board of Directors and certain committees now that we are no longer a “controlled company;” risks related to the ownership of our ordinary shares; and risks related to the ongoing military action between Russia and Ukraine; as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in Part II, Item 1A,“Risk Factors” of this Quarterly Report on Form 10-Q, if any, as well as the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Overview

We are a pure-play in vitro diagnostics (“IVD”) business pioneering life-impacting advances in diagnostics for over 80 years, from our earliest work in blood typing, to our innovation in infectious diseases and our latest developments in laboratory solutions. We are driven by the credo, “Because Every Test is A Life.” This guiding principle reflects the crucial role diagnostics play in global health and guides our priorities as an organization. As a leader in IVD, we impact approximately 800,000 patients every day. We are dedicated to improving outcomes for these patients and saving lives through providing innovative and reliable diagnostic testing solutions to the clinical laboratory and transfusion medicine communities. Our global infrastructure and commercial reach allow us to serve these markets with significant scale. We have an intense focus on the customer. We support our customers with high quality diagnostic instrumentation, a broad test portfolio and market leading service. Our products deliver consistently fast, accurate and reliable results that allow clinicians to make better-informed treatment decisions. Our business model generates significant recurring revenues and strong cash flow streams, primarily from the ongoing sales of high margin consumables. In the fiscal quarter ended April 3, 2022, these recurring revenues contributed approximately 94% of both our total and core revenue. We maintain close connectivity with customers through a global presence, with approximately 4,800 employees, including approximately 2,300 commercial sales, service and marketing teammates. This global organization allows us to support our customers across more than 130 countries and territories.

We manage our business geographically to better align with the market dynamics of the specific geographic region with our reportable segments being Americas, Europe, the Middle East and Africa (“EMEA”) and Greater China. We generate revenue primarily in the following lines of business:

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

Definitive agreement in which Quidel Corporation will acquire Ortho

On December 22, 2021, Ortho, Coronado Topco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Coronado Topco”), Laguna Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Merger Sub”), Orca Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Topco (“U.S. Holdco Sub”), Orca Holdco 2, Inc., a Delaware corporation and a wholly owned subsidiary of U.S. Holdco Sub (“U.S. Holdco Sub 2”) and Quidel Corporation, a Delaware corporation (“Quidel”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Combinations”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) under a scheme of arrangement under U.K. corporate law, each issued and outstanding share of Ortho will be acquired by a depository nominee (or transferred within the depository nominee) on behalf of Coronado Topco in exchange for (x) 0.1055 shares of common stock of Coronado Topco and (y) $7.14 in cash (the “Ortho Scheme”) and (ii) immediately after the consummation of the Ortho Scheme, U.S. Merger Sub will merge with and into Quidel, pursuant to which each issued and outstanding share of Quidel common stock will be converted into one share of Coronado Topco common stock, with Quidel surviving as a wholly owned subsidiary of Coronado Topco. The boards of directors of both Ortho and Quidel have unanimously approved the terms of the Business Combination Agreement, which is expected to close during the first half of fiscal year 2022. Upon completion of the Combinations, which requires shareholder approval, Ortho shareholders are expected to own approximately 38% of Coronado Topco and Quidel stockholders are expected to own approximately 62% of Coronado Topco on a fully diluted basis, based on the respective capitalizations of Ortho and Quidel as of the date the parties entered into the Business Combination Agreement.

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

During the fiscal quarter ended April 3, 2022, we entered into agreements with certain of our officers related to the vesting of certain outstanding equity awards in connection with the consummation of the Combinations. Additionally, our Compensation Committee approved an amendment to our outstanding equity awards to provide for immediate vesting of unvested options in the event that the option holder’s service with Ortho is terminated without cause whether before, on or after the consummation of the Combinations. These agreements are contingent upon the closing of the acquisition of Ortho by Quidel. Accordingly, we have not recorded any impact to our results of operations related to these agreements or the amendment to our outstanding equity awards during the fiscal quarter ended April 3, 2022, as the Combinations have not yet been completed.

Costs incurred related to the proposed transaction, including integration-related activities, were $5.7 million during the fiscal quarter ended April 3, 2022 and were recorded to Other operating expenses, net on the unaudited consolidated statement of operations.

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

Since the fiscal quarter ended June 28, 2020, our results of operations were supplemented with revenue from sales of our COVID-19 antibody and antigen tests. However, starting in the fiscal quarter ended July 4, 2021 and continuing through the end of fiscal year 2021, this supplemental revenue from sales of our COVID-19 antibody and antigen tests began to decline. During the fiscal quarter ended April 3, 2022, sales related to our COVID-19 antibody and antigen tests were relatively consistent with the prior quarter, however, they were $16.8 million lower than the sales made in the fiscal quarter ended April 4, 2021. During the fiscal quarter ended April 3, 2022, we also continued to experience higher distribution costs due to higher shipping rates as a result of the COVID-19 pandemic and continued to experience some supply chain disruptions. These supply chain disruptions have resulted in shortages or delays in receipts for certain key components of our instruments and assays. Additionally, we have experienced distribution challenges, which has affected our ability to fulfill customer orders on a timely basis, including instrument placements. These supply chain and distribution challenges have impacted, and we expect will continue to impact, our results of operations and resulted in disruption to our business operations. We are continuously evaluating our supply chain to identify potential gaps and take steps to ensure continuity, including working closely with our primary suppliers of these components and pursuing additional suppliers for certain of these components, in order to maintain supply to our customers. During the fiscal quarter ended April 3, 2022, pandemic-related lockdowns in Greater China began to impact our business operations. While the impact of the recent lockdowns in Greater China was not material to our results of operations in the fiscal quarter ended April 3, 2022, we continue to monitor the potential impact of any further lockdowns in Greater China and the other issues noted above regarding our business.

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

Net income (loss)

Net income for the fiscal quarter ended April 3, 2022 was $14.8 million compared to net loss of $39.1 million for fiscal quarter ended April 4, 2021, representing a change of $53.9 million. The change resulting in net income was primarily due to the $50.3 million extinguishment of debt in the prior year period in connection with the use of our proceeds from our initial public offering (“IPO”), as well as a decrease in interest expense in the current year period as a result of our debt pay down in the prior year period. These impacts were partially offset by lower revenues and increased research and development costs in the current year period.

Net revenue

Net revenue for the fiscal quarter ended April 3, 2022 decreased by $6.8 million, or 1.3%, compared with the fiscal quarter ended April 4, 2021. Revenues for the fiscal quarter ended April 3, 2022 included an operational net revenue increase of 0.1%, more than offset by the negative impact of 1.4% from foreign currency fluctuations, which was primarily driven by the strengthening of the U.S. Dollar against a variety of currencies. The operational net increase in Core revenues for the fiscal quarter ended April 3, 2022 was 4.2%, excluding the negative impact of 1.5% from foreign currency fluctuations and the decrease in sales of COVID-19 antibody and antigen tests of $16.8 million, and was primarily driven by increased revenues in our Transfusion Medicine business.

The following table shows net revenue by line of business:

	Fiscal Quarter Ended
(Dollars in millions)	April 3, 2022	April 4, 2021	% Change
Clinical Laboratories	$321.3	$338.0	(4.9)%
Transfusion Medicine	173.6	161.4	7.6%
Core Revenue	495.0	499.3	(0.9)%
Other Product Revenue	0.4	4.3	(90.3)%
Collaboration and Other Revenue	4.7	3.2	48.5%
Non-Core Revenue	5.1	7.5	(31.7)%
Net Revenue	$500.1	$506.8	(1.3)%

Core revenue

Clinical Laboratories revenue for the fiscal quarter ended April 3, 2022 decreased by $16.7 million, or 4.9% compared with the fiscal quarter ended April 4, 2021, including an operational net revenue decrease of 4.1% and a negative impact of 0.8% from foreign currency fluctuations. The decrease in Clinical Laboratories revenue was primarily due to lower revenues related to the sales of our COVID-19 antibody and antigen tests. We recorded revenue of $12.2 million related to our COVID-19 antibody and antigen tests in the fiscal quarter ended April 3, 2022, compared with $29.0 million in the fiscal quarter ended April 4, 2021.

Transfusion Medicine revenue for the fiscal quarter ended April 3, 2022 increased by $12.3 million, or 7.6%, compared with the fiscal quarter ended April 4, 2021, including an operational net revenue increase of 10.5%, partially offset by a negative impact of 2.9% from foreign currency fluctuations. The increase in Transfusion Medicine revenue, excluding the impact of foreign currency exchange, was primarily driven by increased reagent and instrument revenues related to our Immunohematology business, mainly in the Americas and EMEA, and to a lesser extent, increased revenue related to our Donor Screening business in the United States.

Non-core revenue

Other product revenue, related to our contract manufacturing business, decreased by $3.9 million for the fiscal quarter ended April 3, 2022 compared with the fiscal quarter ended April 4, 2021, due to the completion of our performance obligations related to a contract manufacturing arrangement in the prior year.

Collaboration and other revenue for the fiscal quarter ended April 3, 2022 increased by $1.5 million compared with the fiscal quarter ended April 4, 2021, primarily due to the timing of shipments under one of our license agreements.

Cost of revenue, excluding amortization of intangible assets

	Fiscal Quarter Ended
(Dollars in millions)	April 3, 2022	% of Net Revenue	April 4, 2021	% of Net Revenue
Cost of revenue, excluding amortization of intangible assets	$249.5	49.9%	$248.2	49.0%

The increase in Cost of revenue, excluding amortization of intangible assets for the fiscal quarter ended April 3, 2022 compared with the fiscal quarter ended April 4, 2021 was primarily due to higher freight costs and the decrease in sales of COVID-19 antibody and antigen tests with favorable margin.

Operating expenses

The following table provides a summary of certain operating expenses:

	Fiscal Quarter Ended
(Dollars in millions)	April 3, 2022	% of Net Revenue	April 4, 2021	% of Net Revenue
Selling, marketing and administrative expenses	$129.5	25.9%	$131.5	25.9%
Research and development expense	32.2	6.4%	28.9	5.7%
Amortization of intangible assets	33.2	6.6%	33.4	6.6%
Other operating expense, net	8.6	1.7%	7.4	1.5%

Selling, marketing and administrative expenses

Selling, marketing and administrative expenses were $129.5 million for the fiscal quarter ended April 3, 2022, or 25.9% of net revenue, as compared with $131.5 million for the fiscal quarter ended April 4, 2021, or 25.9% of net revenue, a decrease of $2.0 million. The decrease in Selling, marketing and administrative expenses was primarily due to lower employee-related and facilities costs, partially offset by increased travel expenses due to the lifting of travel restrictions that were in place during the prior year period.

Research and development expense

Research and development expense was $32.2 million for the fiscal quarter ended April 3, 2022, or 6.4% of net revenue, as compared with $28.9 million for the fiscal quarter ended April 4, 2021, or 5.7% of net revenue, an increase of $3.3 million. The increase was primarily due to higher employee-related costs and increased investments in certain research and development projects.

Amortization of intangible assets

Amortization of intangible assets was $33.2 million for the fiscal quarter ended April 3, 2022 as compared with $33.4 million for the fiscal quarter ended April 4, 2021. There were no significant changes in the composition of our intangible assets in the fiscal quarter ended April 3, 2022 compared to the fiscal quarter ended April 4, 2021.

Other operating expense, net

Other operating expense, net was $8.6 million, or 1.7% of net revenue, for the fiscal quarter ended April 3, 2022, as compared with $7.4 million, or 1.5% of net revenue, for the fiscal quarter ended April 4, 2021, an increase of $1.2 million. The increase in Other operating expense, net was primarily due to $5.7 million of acquisition and integration-related costs in the current year period related to the proposed acquisition by Quidel, partially offset by a decrease in profit share expense in the current year period related to our Joint Business.

Non-operating items

Interest expense, net

Interest expense, net was $32.5 million for the fiscal quarter ended April 3, 2022, as compared with $43.4 million for the fiscal quarter ended April 4, 2021. The decrease of $10.9 million was primarily related to lower borrowings due to the use of the net proceeds from our IPO in the prior year period to (i) redeem $160 million of our 2025 Notes, (ii) redeem $270 million of our 2028 Notes, and (iii) repay $892.7 million in aggregate principal amount of borrowings under our Dollar Term Loan Facility.

Tax indemnification income, net

Tax indemnification income was $0.2 million in each of the fiscal quarters ended April 3, 2022 and April 4, 2021 and was primarily related to interest on our indemnification receivables related to certain tax matters included in our pre-acquisition audit reserves.

Other (income) expense, net

Other income, net was $3.5 million for the fiscal quarter ended April 3, 2022, comprised primarily of $1.7 million of net foreign currency gains and fair value gains of $1.9 million from interest rate caps.

Other expense, net was $50.0 million for the fiscal quarter ended April 4, 2021 and was comprised primarily of loss on early extinguishment of debt of $50.3 million, related to the use of proceeds from the IPO to redeem portions of our outstanding 2025 Notes, 2028 Notes and Dollar Term Loan Facility. This was partially offset by $0.9 million of net foreign currency gains, of which $22.9 million of realized gains were partially offset by $22.0 million of unrealized losses, primarily related to the unwinding of our cross currency swaps.

Provision for income taxes

During the fiscal quarter ended April 3, 2022, we reported income before provision for income taxes of $18.3 million and recognized a provision for income taxes of $3.5 million, resulting in an effective tax rate of 19.1%. The effective tax rate for the fiscal quarter ended April 3, 2022 differs from the U.S. federal statutory rate primarily due to (i) a net cost of $2.5 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and (ii) a net benefit of $2.5 million related to non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

During the fiscal quarter ended April 4, 2021, we incurred a loss before provision for income taxes of $35.8 million and recognized an provision for income taxes of $3.3 million, resulting in a negative effective tax rate of 9.2%. The effective tax rate for the fiscal quarter ended April 4, 2021 differs from the U.S. federal statutory rate primarily due to (i) a net cost of $14.8 million for the impacts of operating losses in certain subsidiaries not being benefited due to the establishment of valuation allowances and (ii) a net benefit of $4.9 million due to the non-U.S. earnings being taxed at rates that are different than the U.S. statutory rate.

Use of Non-GAAP Financial Measures

Reconciliation of Net Income (Loss) to Adjusted EBITDA

We believe that our financial statements and the other financial data included in this Quarterly Report on Form 10-Q have been prepared in a manner that complies, in all material respects, with GAAP, and are consistent with current practice, with the exception of the inclusion of financial measures that differ from measures calculated in accordance with GAAP, including Adjusted EBITDA. Adjusted EBITDA consists of net income (loss) before interest expense, net, provision for income taxes and depreciation and amortization and eliminates (i) certain non-operating income or expense and (ii) impacts of certain noncash, unusual or other items that are included in net income (loss) that we do not consider indicative of our ongoing operating performance.

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

Other companies in our industry may calculate Adjusted EBITDA differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation of these metrics included in this Quarterly Report on Form 10-Q. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or changes in our customer base. Additionally, our presentation of Adjusted EBITDA may differ from that included in the Credit Agreement, the indenture governing the 2025 Notes and the indenture governing the 2028 Notes for purposes of covenant calculation.

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

The following tables reconcile Net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Quarter Ended
(Dollars in millions)	April 3, 2022	April 4, 2021
Net income (loss)	$14.8	$(39.1)
Depreciation and amortization	79.4	82.7
Interest expense, net	32.5	43.4
Provision for income taxes	3.5	3.3
Stock-based compensation (a)	2.5	3.5
Restructuring and severance-related costs (b)	1.0	1.3
Loss on extinguishment of debt	—	50.3
Quidel acquisition-related costs (c)	5.7	—
Tax indemnification income, net	(0.2)	(0.2)
Costs related to Ortho's initial public offering (d)	—	3.8
EU medical device regulation costs (e)	0.7	0.9
Other adjustments (f)	(0.4)	2.5
Adjusted EBITDA	$139.5	$152.4

(a)
Represents expenses related to awards granted under our 2014 Equity Incentive Plan.
(b)
Represents restructuring and severance costs related to several discrete initiatives intended to strengthen operational performance and to support building our commercial capabilities.
(c)
Represents acquiree-related transaction and integration costs related to the Business Combination Agreement with Quidel.

(d) Represents costs incurred in connection with our IPO.

(e) European Medical Device Regulation costs represent incremental consulting costs and R&D manufacturing site costs for our previously registered products under the In Vitro Diagnostic Regulation (“IVDR”) to align existing, on-market products, with the revised expectations under the IVDR. IVDR is a replacement of the existing European In Vitro Diagnostics Directive regulatory framework, and manufacturers of currently marketed medical devices are required to comply with EU IVDR beginning in May 2022.

(f) Represents miscellaneous other adjustments related to unusual items impacting our results, including management fees to our principal shareholder of $0.8 million in each of the fiscal quarters ended April 3, 2022 and April 4, 2021; noncash derivative mark-to-market gains of $1.9 million and losses of $0.6 million during the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively; costs related to our executive leadership reorganization, initiated in fiscal year 2019, of $0.5 million and $0.4 million during the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively; and other individually immaterial adjustments.

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

	Fiscal Quarter Ended
(Dollars in millions)	April 3, 2022	April 4, 2021	% Change
Segment net revenue
Americas (1)	$315.4	$321.4	(1.9)%
EMEA	68.7	68.5	0.3%
Greater China	54.5	55.0	(0.8)%
Other	61.4	61.9	(0.8)%
Net revenue	$500.1	$506.8	(1.3)%

(1) Americas segment revenue includes non-core revenue.

Americas

Net revenue was $315.4 million for the fiscal quarter ended April 3, 2022 compared to net revenue of $321.4 million for the fiscal quarter ended April 4, 2021, including a decrease in revenue of $13.7 million from our COVID-19 antibody and antigen test sales. The decrease of $6.0 million, or 1.9%, which was minimally impacted by the impact of foreign currency exchange rates, was also driven by lower reagent revenue in our Clinical Laboratories business, primarily related to the decrease in revenues related to sales of our COVID-19 tests. Excluding the impact of the $13.7 million decrease in our COVID-19 antibody and antigen test sales, net revenues increased $7.7 million, or 2.5%, primarily driven by increased reagent revenues in our Immunohematology business in the United States and Latin America and our Donor Screening business in the United States.

Adjusted EBITDA was $143.2 million for the fiscal quarter ended April 3, 2022 compared to $141.1 million for the fiscal quarter ended April 4, 2021. The increase of $2.1 million, or 1.5%, was primarily due to the lower overall expenses in the current year period.

EMEA

Net revenue was $68.7 million for the fiscal quarter ended April 3, 2022 compared to net revenue of $68.5 million for the fiscal quarter ended April 4, 2021, including a decrease in revenue of $2.9 million from our COVID-19 antibody and antigen test sales. The increase of $0.2 million, or 0.3%, which included operational net revenue growth of 6.7%, partially offset by a negative impact of 6.4% from foreign currency fluctuations, was primarily due to higher reagent and instrument revenue in our Immunohematology business.

Adjusted EBITDA was $19.7 million for the fiscal quarter ended April 3, 2022 compared to Adjusted EBITDA of $17.5 million for the fiscal quarter ended April 4, 2021. The increase of $2.2 million, or 12.7%, was primarily due to increased revenues and favorable cost of revenues, excluding amortization of intangible assets.

Greater China

Net revenue was $54.5 million for the fiscal quarter ended April 3, 2022 compared to net revenue of $55.0 million for the fiscal quarter ended April 4, 2021. The decrease of $0.4 million, or 0.8%, which included operational net revenue decline of 2.9%, partially offset by a positive impact of 2.1% from foreign currency fluctuations, was primarily due to lower instrument revenue in our Clinical Laboratories business, primarily due to supply chain constraints, and to a lesser extent the impact of the recent COVID-19 related lockdowns. These decreases partially offset by increased reagent revenues in our Clinical Laboratories business.

Adjusted EBITDA was $24.7 million for the fiscal quarter ended April 3, 2022 compared to Adjusted EBITDA of $25.2 million for the fiscal quarter ended April 4, 2021. The decrease of $0.5 million, or 2.0%, was primarily due to lower revenues.

Other

Net revenue was $61.4 million for the fiscal quarter ended April 3, 2022 compared to net revenue of $61.9 million for the fiscal quarter ended April 4, 2021. The decrease of $0.5 million, or 0.8%, which included operational net revenue growth of 6.0%, more than offset by the negative impact of 6.8% from foreign currency fluctuations, was primarily due to higher reagent and instrument revenues in our Clinical Laboratories business in our Asia Pacific region.

Adjusted EBITDA was $17.0 million for the fiscal quarter ended April 3, 2022 compared to Adjusted EBITDA of $19.4 million for the fiscal quarter ended April 4, 2021. The decrease of $2.4 million, or 12.4%, was primarily due to unfavorable foreign currency fluctuations.

Liquidity and capital resources

As of April 3, 2022 and January 2, 2022, we had $281.1 million and $309.7 million of Cash and cash equivalents, respectively. As of April 3, 2022 and January 2, 2022, $224.7 million and $157.5 million, respectively, of these Cash and cash equivalents were maintained in non-U.S. jurisdictions, primarily held in foreign currencies. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

Notwithstanding the foregoing, until the Quidel Effective Time (as defined in the Business Combination Agreement) or termination of the Business Combination Agreement in accordance with its terms, subject to certain specified exceptions, we are subject to a variety of restrictions as specified under the Business Combination Agreement. Unless Quidel approves in writing (which approval will not be unreasonably withheld, conditioned or delayed, subject to certain exceptions), we may not, among other things, engage in another merger, restructuring or reorganization; incur indebtedness for borrowed money or issued debt securities, except for borrowing in amounts not to exceed $25.0 million in the aggregate (including pursuant to drawdowns of credit facilities outstanding on the date of the Business Combination Agreement) (excluding with respect to financing required in order to consummate the Combinations); or lease, license, transfer, exchange or swap, mortgage, pledge, abandon, allow to lapse or otherwise dispose of any of our assets, except for dispositions individually or in the aggregate that have a fair market value of less than $25.0 million, transactions between us and any of our subsidiaries, or in the ordinary course of business.

Historical cash flows

The following table presents a summary of our net cash inflows (outflows) for the periods shown:

	Fiscal Quarter Ended
(Dollars in millions)	April 3, 2022	April 4, 2021
Net cash used in operating activities	$(4.0)	$(9.9)
Net cash used in investing activities	(27.2)	(10.7)
Net cash provided by financing activities	2.1	41.1

Fiscal quarter ended April 3, 2022

Net cash flows used in operating activities

Net cash used in operating activities was $4.0 million for the fiscal quarter ended April 3, 2022. Factors resulting in Cash used in operating activities included settlement of accrued liabilities, payment of $29.2 million of interest on borrowings, and an increase in our investment in inventories, which includes $21.9 million of instrument inventories that were transferred from Inventories to Property, plant and equipment, net. These activities were partially offset by strong collections on Accounts receivable, and cash inflows from earnings before interest, taxes, depreciation and amortization expense.

Net cash flows used in investing activities

Net cash used in investing activities was $27.2 million for the fiscal quarter ended April 3, 2022 primarily related to purchases of property, plant and equipment.

Net cash flows provided by financing activities

Net cash provided by financing activities was $2.1 million for the fiscal quarter ended April 3, 2022. During the fiscal quarter ended April 3, 2022, we received proceeds from the exercise of stock options of $3.4 million, which was partially offset by $1.3 million of payments on long-term borrowings.

Fiscal quarter ended April 4, 2021

Net cash flows used in operating activities

Net cash used in operating activities was $9.9 million for the fiscal quarter ended April 4, 2021. Factors resulting in cash used in operating activities included payment of interest on borrowings of $53.8 million, settlement of accounts payable and an increased investment in inventories of $41.7 million, which includes $25.6 million of instrument inventories that were transferred from Inventories to Property, plant and equipment, net, related to customer leased instruments as well as an increase in accounts receivable of $10.3 million. These cash outflows were offset by cash inflows from earnings before interest, taxes, depreciation and amortization expense and other non-cash items.

Net cash flows used in investing activities

Net cash used in investing activities was $10.7 million for the fiscal quarter ended April 4, 2021. Purchases of property, plant and equipment during the fiscal quarter ended April 4, 2021 were $13.4 million. In addition, we made noncash transfers of $25.6 million of instrument inventories from Inventories to Property, plant and equipment, net, further increasing our investment in property, plant and equipment.

Net cash flows provided by financing activities

During the quarter ended April 4, 2021, net proceeds from our IPO of $1,421.4 million were partially offset by payments of long-term borrowings of $1,375.9 million.

Debt capitalization

The following table details our debt outstanding as of April 3, 2022 and January 2, 2022:

(Dollars in millions)	April 3, 2022	January 2, 2022
Senior Secured Credit Facilities
Dollar Term Loan Facility	$1,292.8	$1,292.8
Euro Term Loan Facility	324.8	335.8
Revolving Credit Facility	—	—
2028 Notes	405.0	405.0
2025 Notes	240.0	240.0
Finance lease obligation	0.8	0.7
Other long-term borrowings	2.2	2.6
Unamortized deferred financing costs	(20.2)	(21.4)
Unamortized original issue discount	(4.9)	(5.3)
Total borrowings	2,240.4	2,250.2
Less: Current portion	(63.2)	(63.4)
Long-term borrowings	$2,177.1	$2,186.7

As of April 3, 2022 and January 2, 2022, there were no outstanding borrowings under the Revolving Credit Facility. As of April 3, 2022 and January 2, 2022, letters of credit issued under the Revolving Credit Facility totaled $43.7 million and $46.3 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $456.3 million and $453.7 million as of April 3, 2022 and January 2, 2022, respectively. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements or require us to remain below a specific credit coverage threshold. We believe that we are and will continue to be in compliance with these covenants.

As of April 3, 2022 and January 2, 2022, the remaining balance of deferred financing costs related to the Dollar Term Loan Facility was $7.5 million and $8.1 million, respectively. As of April 3, 2022 and January 2, 2022, the remaining balance of deferred financing costs related to the Euro Term Loan Facility was $3.4 million and $3.6 million, respectively. As of April 3, 2022 and January 2, 2022, the remaining unamortized balance related to the Revolving Credit Facility was $2.2 million and $2.7 million, respectively. The effective interest rate of the Dollar Term Loan Facility and Euro Term Loan Facility as of April 3, 2022 is 5.76% and 3.88%, respectively.

On January 27, 2020, we issued $675.0 million aggregate principal amount of 7.250% Senior Notes due 2028 (“2028 Notes”), on which interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes and the guarantees thereof are our senior unsecured obligations and the 2028 Notes and the guarantees rank equally in right of payment with all of Ortho-Clinical Diagnostics S.A.’s and Ortho-Clinical Diagnostics, Inc.’s (together, the “Issuers”) and guarantors’ existing and future senior debt, including the 2025 Notes. The 2028 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2028 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of our non-guarantor subsidiaries. We incurred deferred financing costs of $12.9 million related to the 2028 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2028 Notes. On February 5, 2021, we used a portion of the proceeds from our IPO to redeem $270.0 million aggregate principal amount of the 2028 Notes, plus accrued interest thereon and $19.6 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $24.3 million for the fiscal quarter ended April 4, 2021, which consisted of $4.7 million of unamortized deferred issuance costs and $19.6 million of the redemption premium.

Concurrent with the issuance of the 2028 Notes, we entered into a $350.0 million U.S. Dollar equivalent swap to Japanese Yen-denominated interest at a weighted average rate of 5.56%, for a five-year term. We terminated the cross currency swaps on April 1, 2021 and received $12.8 million of cash from net settlement subsequent to April 4, 2021.

On June 11, 2020, we issued $400.0 million aggregate principal amount of 7.375% Senior Notes due 2025 (“2025 Notes”) on which interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes will mature on June 1, 2025. The 2025 Notes and the guarantees thereof are our unsecured obligations and the 2025 Notes and the guarantees thereof rank equally in right of payment with all of the Issuers’ and guarantors’ existing and future senior debt, including the 2028 Notes. The 2025 Notes and the guarantees thereof are effectively subordinated to any of the Issuers’ and guarantors’ existing and future secured debt, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such debt. In addition, the 2025 Notes and the guarantees thereof rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated debt and will be structurally subordinated to the liabilities of the Issuers’ non-guarantor subsidiaries. We incurred deferred financing costs of $7.5 million related to the 2025 Notes, which were capitalized as deferred financing costs and are being amortized using the effective interest method as a component of interest expense over the life of the 2025 Notes. On February 5, 2021, we used a portion of the proceeds from our IPO to redeem $160.0 million aggregate principal amount of the 2025 Notes, plus accrued interest thereon and $11.8 million of redemption premium. The redemption resulted in an extinguishment loss recognized of $14.5 million during the quarter ended April 4, 2021, which consisted of $2.7 million of unamortized deferred issuance costs and $11.8 million of the redemption premium.

We or our affiliates, including investment funds affiliated with Carlyle, at any time and from time to time, may purchase the 2025 Notes, the 2028 Notes or other indebtedness of the Company. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine. Such purchases could result in a change to the allocation between the Issuers of the indebtedness represented by the 2025 Notes and the 2028 Notes and could have important tax consequences for holders of the 2025 Notes and the 2028 Notes.

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

We are focused on expanding the number of instruments placed in the field and solidifying long-term contractual relationships with customers. In order to achieve this goal, in certain jurisdictions where it is permitted, we have leveraged a reagent rental model that has been recognized as more attractive to certain customers. In this model, we lease, rather than sell, instruments to our customers. Over the term of the contract, the purchase price of the instrument is embedded in the price of the assays and reagents. Going forward, we intend to increase the number of reagent rental placements in developed markets, a strategy that we believe is beneficial to our commercial goals because it lowers our customers’ upfront capital costs and therefore allows purchasing decisions to be made at the lab manager level. For these same reasons, the reagent rental model also benefits our commercial strategy in emerging markets. We believe that the shift in our sales strategy will grow our installed base, thereby increasing sales of higher-margin assays, reagents and other consumables over the life of the customer contracts and enhancing our recurring revenue and cash flows. During the fiscal quarter ended April 3, 2022, we transferred $21.9 million of instrument inventories from Inventories to Property, plant and equipment, further increasing our investment in property, plant and equipment. We currently estimate that we will transfer additional instrument inventories of approximately $125 million during the remainder of fiscal year 2022.

Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund continuing operations for the next 12 months from the issuance of these unaudited consolidated financial statements. Our debt agreements contain various covenants that may restrict our ability to borrow on available credit facilities and future financing arrangements and require us to remain below a specific credit coverage threshold. Our credit agreement has a financial covenant (ratio of Net First Lien Secured Debt to Adjusted EBITDA not to exceed 5.5-to-1, subject to a 50 basis point step-down on September 30, 2022) that is tested when borrowings and letters of credit issued under the Revolving Credit Facility exceed 30% of the committed amount at any period end reporting date. As of April 3, 2022, we had no outstanding borrowings under our Revolving Credit Facility. Due to the current economic and business uncertainty resulting from the ongoing COVID-19 pandemic, from time to time we may borrow from our Revolving Credit Facility, if needed, for the remainder of fiscal year 2022. We believe that we will continue to comply with the financial covenant for the next 12 months. In the event we do not comply with the financial covenant of the Revolving Credit Facility, the lenders will have the right to call on all of the borrowings under the Revolving Credit Facility. If the lenders on the Revolving Credit Facility terminate their commitments and accelerate the loans, this would become a cross default to other material indebtedness. We believe that we will continue to be in compliance with these covenants. However, should it become necessary, we may seek to raise additional capital within the next 12 months through borrowings on credit facilities, other financing activities and/or the private sale of equity securities.

Long-term liquidity outlook

We are a holding company with no business operations or assets other than cash, the capital stock of our direct and indirect subsidiaries, miscellaneous administrative costs and intercompany loan receivables. Consequently, we are dependent on loans, dividends, interest and other payments from its subsidiaries to make principal and interest payments on our indebtedness, meet working capital requirements and make capital expenditures. As presently structured, our operating subsidiaries are the sole source of cash for such payments and there is no assurance that the cash for those interest payments will be available. We believe our organizational structure will allow the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs. In the future, the Issuers and borrowers under our Senior Secured Credit Facilities may also need to refinance all or a portion of the borrowings under the 2025 Notes, the 2028 Notes and the Senior Secured Credit Facilities on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in Part 1, Item 1A, “Risk Factors” and “Forward-looking statements” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recent accounting pronouncements

Information regarding new accounting pronouncements is included in Note 3–Recent accounting pronouncements to the unaudited consolidated financial statements.

Critical accounting estimates and summary of significant accounting policies

Significant accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied preparing our interim unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no changes to our critical accounting estimates and significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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

Interest rate risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest exposure will relate to outstanding amounts under our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $2,325.0 million under the Dollar Term Loan Facility, €337.4 million under the Euro Term Loan Facility and $500.0 million under our Revolving Credit Facility. Assuming our Senior Secured Credit Facilities are fully drawn (and to the extent that LIBOR is in excess of the 0.00% floor rate of our Senior Secured Credit Facilities), each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our Senior Secured Credit Facilities by approximately $2.6 million per year before considering the impact of derivative instruments. For further discussion of the risks related to our Senior Secured Credit Facilities, see “Risk factors—Risks related to our indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. As of April 3, 2022, we have an interest rate cap agreement to hedge our interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities with an interest rate cap amount of 3.5%, with caplets that mature through December 31, 2023.

We also have entered into an interest rate swap agreement, which fixed a portion of the variable interest due on our variable rate debt. Under the terms of the agreement, we will pay a fixed rate of 1.635% and receive a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month through December 31, 2023. As of April 3, 2022, the notional amount of the interest rate swap was $1,000.0 million. The notional value of this instrument is expected to be $500.0 million in fiscal 2023.

Foreign exchange rates risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 46% of our revenue for the fiscal quarter ended April 3, 2022 outside the United States. For translation of operations in non-U.S. Dollar currencies, the local currency of most entities is the functional currency. Our foreign assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rate for each relevant period. Foreign exchange effects from the translation of our balance sheet resulted in a comprehensive loss of $6.6 million and $8.8 million for the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively. Adjustments resulting from the re-measurement of transactions denominated in foreign currencies other than the functional currency of our subsidiaries are expensed as incurred.

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

Additionally, in order to fund the purchase price for the assets and capital stock of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In many instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. During the fiscal quarter ended April 3, 2022 and April 4, 2021 we recorded net foreign currency exchange gains of $1.7 million and $0.9 million, respectively. The foreign currency gains/losses in each period primarily consist of unrealized gains/losses related to intercompany loans denominated in currencies other than the functional currency of the affected subsidiaries. We may enter into derivative instruments to manage our foreign currency exposure on these intercompany loans in the future.

Foreign exchange risk is also managed through the use of foreign currency debt. During the fiscal quarter ended April 3, 2022, €260.0 million ($287.1 million) of our senior secured Euro Term Loan Facility has been designated as, and is effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt instruments are included in foreign currency translation adjustments within AOCI.

We have entered into foreign-currency forward contracts to manage our foreign currency exposures on foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had forward contracts outstanding with total notional amount of $689.6 million as of April 3, 2022, with maturity dates through November 2022. Foreign-currency forward contracts that qualified and were designated for hedge accounting are recorded at their fair value as of April 3, 2022 and the unrealized loss of $1.1 million is reported as a component of other comprehensive loss, all of which is expected to be reclassified to earnings in the next 12 months. Actual gains (losses) upon settlement will be recognized in earnings, within the line item impacted, during the estimated time in which the transactions are incurred. Actual losses upon settlement of $1.5 million and gains upon settlement of $3.5 million were recognized in earnings during the fiscal quarter ended April 3, 2022 and April 4, 2021, respectively.

Item 4. Controls and Procedures.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time a party to legal proceedings which arise in the normal course of business. We do not believe any pending litigation to be material, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. See Note 14–Commitments and contingencies to the interim unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Except as set forth herein, there are no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended January 2, 2022 or any of our subsequently filed reports.

The ongoing military action between Russia and Ukraine, and the global response to it, could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces commenced military operations in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

The military conflict in Ukraine has led to an unprecedented expansion of sanction programs imposed against Russia by the United States, Canada, the European Union, the United Kingdom, Switzerland, and Japan, among others, that in relevant part, impose sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union. In response to new international sanctions, and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions. The situation is rapidly evolving, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and measures, as well as existing and potential further responses from Russia or other countries, could adversely affect the global economy and financial markets, as well as our business, financial condition and results of operations, which may also magnify the impact of other risks described in our Annual Report on Form 10-K for our fiscal year ended January 2, 2022.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers, although our business operations involving Russia and Ukraine do not constitute a material portion of our business. However, the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter:
1/3/2022 - 1/30/2022	214	$21.12	—	$—
1/31/2022 - 2/27/2022	—	$—	—	$—
2/28/2022 - 4/3/2022	214	$18.66	—	$—
Total as of and for the quarter ended April 3, 2022	428	$19.89	—	$—

(1) The 428 shares acquired as of and for the quarter ended April 3, 2022 represent ordinary shares acquired by us from a director who surrendered shares to satisfy his minimum statutory tax withholding requirements on equity awards granted under our 2021 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Form of Retention/Loyalty Bonus Opportunity and Agreement	8-K	001-39956	99.1	January 18, 2022

10.2	Omnibus Amendment to Award Agreements, approved by the Compensation Committee on April 1, 2022	8-K	001-39956	99.1	April 7, 2022

10.3	Letter Agreement dated April 7, 2022 between the Company and Michael Schlesinger	8-K	001-39956	99.2	April 7, 2022

10.4	Letter Agreement dated April 3, 2022 between the Company and Christopher Smith	8-K	001-39956	99.3	April 7, 2022

10.5	Amended and restated Special Advisor Agreement dated April 3, 2022 between Christopher Smith and Coronado Topco, Inc.	8-K	001-39956	99.4	April 7, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed Herewith

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ortho Clinical Diagnostics Holdings plc

Date: May 9, 2022	By:	/s/ Christopher M. Smith
Christopher M. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)